Form 10QSB
period 1999-09-30
WATTAGE MONITOR INC
filed 1999-11-12
CIK 1081255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

                            ------------------------

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

             / / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                            ------------------------

                        COMMISSION FILE NUMBER: 0-26381

                            ------------------------

                              WATTAGE MONITOR INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                         NEVADA                                                  86-0882633
             (STATE OR OTHER JURISDICTION OF                                  (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                               1100 KIETZKE LANE
                               RENO, NEVADA 89502
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (775) 327-6000
                 (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes / / No /x/

     As of November 1, 1999, 12,540,520 shares of common stock of the issuer were outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes / /  No /x/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS.

                              WATTAGE MONITOR INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               SEPTEMBER 30, 1999

                                                                                                       (UNAUDITED)
                                                                                                       ----------
                                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents.........................................................................   $3,467,765
  Prepaid expenses..................................................................................       43,282
                                                                                                       ----------
          Total current assets......................................................................    3,511,047
                                                                                                       ----------
PROPERTY AND EQUIPMENT, net.........................................................................      891,905
                                                                                                       ----------
OTHER ASSETS
  Software licenses.................................................................................       30,000
  Patents and trademarks............................................................................       31,809
  Deposits..........................................................................................        3,533
                                                                                                       ----------
          Total other assets........................................................................       65,342
                                                                                                       ----------
                                                                                                       $4,468,294
                                                                                                       ----------
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..................................................................................   $  295,498
  Accrued liabilities...............................................................................       37,651
  Accrued interest..................................................................................       57,113
  Notes payable--related parties....................................................................      425,000
                                                                                                       ----------
          Total current liabilities.................................................................      815,262
                                                                                                       ----------
COMMITMENTS.........................................................................................           --
                                                                                                       ----------
STOCKHOLDERS' EQUITY
  Preferred stock, Series B, convertible; $0.01 par value, 5,000,000 shares authorized, 2,625,000
     shares issued and outstanding..................................................................       26,250
  Common stock, $0.01 par value, 25,000,000 shares authorized, 12,212,466 shares issued and
     outstanding....................................................................................      122,125
  Additional paid-in capital........................................................................   10,210,085
  Deficit accumulated during the development stage..................................................   (6,705,428)
                                                                                                       ----------
          Total stockholders' equity................................................................    3,653,032
                                                                                                       ----------
                                                                                                       $4,468,294
                                                                                                       ----------
                                                                                                       ----------

        The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                        CUMULATIVE
                                            THREE MONTHS ENDED            NINE MONTHS ENDED           FROM INCEPTION
                                              SEPTEMBER 30,                 SEPTEMBER 30,           (JULY 1, 1997) TO
                                        --------------------------    --------------------------      SEPTEMBER 30,
                                           1998           1999           1998           1999             1999
                                        -----------    -----------    -----------    -----------    -----------------
                                        (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
Operating expenses
  Telecommunications.................   $    63,193    $   171,990    $   111,109    $   600,341       $   949,587
  System development.................        63,900        190,208        171,750        469,196           927,189
  Marketing..........................        79,233        159,993        235,619        514,539           977,003
  General and administrative.........       212,865        321,791        509,184      1,024,751         1,985,241
  Depreciation and amortization......         5,225         40,997         12,985         84,009           113,561
                                        -----------    -----------    -----------    -----------       -----------
     Net loss from operations........      (424,416)      (884,979)    (1,040,647)    (2,692,836)       (4,952,581)
                                        -----------    -----------    -----------    -----------       -----------
Other income (expense)
  Interest expense...................            --        (12,750)            --     (1,298,360)       (1,818,749)
  Interest and dividend income.......         2,307         18,717          7,893         55,102            65,902
                                        -----------    -----------    -----------    -----------       -----------
                                              2,307          5,967          7,893     (1,243,258)       (1,752,847)
                                        -----------    -----------    -----------    -----------       -----------
     Net Loss........................   $  (422,109)   $  (879,012)   $(1,032,754)   $(3,936,094)      $(6,705,428)
                                        -----------    -----------    -----------    -----------       -----------
                                        -----------    -----------    -----------    -----------       -----------
Loss per common share................   $     (0.06)   $     (0.08)   $     (0.14)   $     (0.38)      $     (0.82)
                                        -----------    -----------    -----------    -----------       -----------
                                        -----------    -----------    -----------    -----------       -----------
Weighted average number of common
  shares outstanding.................     7,500,000     11,296,719      7,204,428     10,414,042         8,147,627
                                        -----------    -----------    -----------    -----------       -----------
                                        -----------    -----------    -----------    -----------       -----------

        The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                       NINE MONTHS ENDED             CUMULATIVE
                                                                         SEPTEMBER 30,             FROM INCEPTION
                                                                   --------------------------    (JULY 1, 1997) TO
                                                                      1998           1999        SEPTEMBER 30, 1999
                                                                   -----------    -----------    ------------------
                                                                   (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................   $(1,032,754)   $(3,936,094)      $ (6,705,428)
                                                                   -----------    -----------       ------------
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Write off of software license..............................            --             --            184,875
     Amortization of discount on debt...........................            --      1,265,000          1,760,000
     Depreciation and amortization..............................        12,985         84,009            113,561
     Changes in:
       Prepaid expenses.........................................        57,957        (39,896)           (43,281)
       Other assets.............................................       (56,763)       (12,359)           (35,342)
       Accounts payable.........................................       (74,768)       (16,882)            96,177
       Accrued liabilities......................................        17,738         25,151             37,651
       Accrued interest.........................................            --         31,724             57,113
                                                                   -----------    -----------       ------------
          Total adjustments.....................................       (42,851)     1,336,747          2,170,754
                                                                   -----------    -----------       ------------
          Net cash used in operating activities.................    (1,075,605)    (2,599,347)        (4,534,674)
                                                                   -----------    -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment........................      (341,336)      (471,996)          (979,021)
                                                                   -----------    -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred offering costs.......................................            --         48,670                 --
  Issuance of membership units..................................       949,710             --          1,399,710
  Issuance of notes payable to related parties..................       425,000        500,000          1,729,000
  Acquisition of Wattage Monitor Inc............................            --      2,819,284          2,819,284
  Common stock issued...........................................            --        707,366            707,366
  Series B preferred stock warrants exercised...................            --      2,625,000          2,625,000
  Stock options exercised.......................................            --          5,100              5,100
  Payments on notes payable to related parties..................            --       (304,000)          (304,000)
                                                                   -----------    -----------       ------------
          Net cash provided by financing activities.............     1,374,710      6,401,420          8,981,460
                                                                   -----------    -----------       ------------
          NET INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS................................       (42,231)     3,330,077          3,467,765
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD..................        95,794        137,688                 --
                                                                   -----------    -----------       ------------
CASH AND CASH EQUIVALENTS--END OF PERIOD........................   $    53,563    $ 3,467,765       $  3,467,765
                                                                   -----------    -----------       ------------
                                                                   -----------    -----------       ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Software license agreement and development costs included in
     accounts payable...........................................   $   105,112    $        --       $    373,129
                                                                   -----------    -----------       ------------
                                                                   -----------    -----------       ------------
  Notes payable converted to equity.............................   $        --    $ 1,000,000       $  1,000,000
                                                                   -----------    -----------       ------------
                                                                   -----------    -----------       ------------
  Common stock warrants issued for services.....................   $        --    $    42,000       $     42,000
                                                                   -----------    -----------       ------------
                                                                   -----------    -----------       ------------

        The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE A--SUMMARY OF ACCOUNTING POLICIES AND NATURE OF BUSINESS

1. ORGANIZATION AND NATURE OF BUSINESS

     The Company was organized by its members on July 1, 1997 in Delaware. The Company is a development stage enterprise and provides electrical rate information to commercial and residential consumers nationwide. Revenue is anticipated to come primarily from referral fees and commissions charged to electricity suppliers who offer their products and service through the Company. On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation) acquired all of the membership units of the Company. For accounting purposes, the acquisition is treated as a recapitalization with the Company as the acquirer (a reverse acquisition). Pro forma information is not presented since the acquisition is not a business combination. The financial statements give retroactive effect to the conversion of members' equity into common stock to reflect the recapitalization.

2. INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements for the three month and nine month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 included in Form SB-2. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or for any other period.

3. CASH EQUIVALENTS

     The Company considers all short-term investments with original maturities of ninety days or less to be cash equivalents.

4. DEPRECIATION AND AMORTIZATION

     Depreciation and amortization sufficient to relate the cost of depreciable assets to operations over their estimated service lives is provided using the straight-line method of depreciation.

5. SOFTWARE LICENSE AND DEVELOPMENT COSTS

     The Company has entered into several software license agreements to enable customers to access information and order services provided via the internet. Some of these agreements require the Company to pay an annual maintenance fee. Additionally, the Company incurs software development costs to tailor such software to its specific requirements. Such customization costs when internally incurred are expensed and when purchased from third parties are capitalized. License and development costs are amortized straight-line over three years while maintenance fees are charged to expense ratably over the contract period. Periodically, management evaluates the estimated useful life of intangible assets based on projected future undiscounted cash flows. The Company intends to provide its information services principally over the internet through both licensed and custom software.

6. PATENTS AND TRADEMARKS

     The Company has filed for a patent relating to its computer-based system and methods for collecting and providing information regarding the electric power industry and available electric supply options. The Company has also applied for trademarks to limit the use by others of WM, Wattage Monitor, Kilowatt Monitor and Watt Monitor. Patent and trademark expenses will be amortized on the straight-line method over ten years.

                              WATTAGE MONITOR INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999

NOTE A--SUMMARY OF ACCOUNTING POLICIES AND NATURE OF BUSINESS--(CONTINUED)
7. ADVERTISING

     The Company expenses advertising costs as incurred.

8. USE OF ESTIMATES

     In preparing these financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions. These affect the carrying value of the Company's assets and liabilities, revenues and expenses during the reporting period and disclosures relating to contingent assets and liabilities. Actual results may differ from these estimates.

9. CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk related thereto.

10. INCOME TAXES

     The Company, through February 26, 1999, is not subject to income tax. Income is taxed directly to its members. Accordingly, no provision has been made for federal income tax. Further, because losses incurred have been reported by the members, no operating losses are available to offset future income.

     After February 26, 1999, the Company will provide for income taxes based upon income reported for financial reporting purposes. Certain charges to earnings will differ as to timing from those deducted for tax purposes. The tax effect of those differences will be recorded as deferred income taxes. At September 30, 1999, the Company has a deferred tax asset of approximately $700,000 resulting from a net operating loss for the period February 27, 1999 through September 30, 1999. The Company has provided for a valuation allowance of $700,000 at September 30, 1999.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management believes the fair value of financial instruments other than notes payable approximates their carrying amounts. Management believes the fair values of notes payable can not be determined due to the related party nature of the transactions.

12. DEFERRED OFFERING COSTS

     Costs associated with the recapitalization are deferred to the period in which the recapitalization occurs.

13. DISCOUNT ON DEBT

     Costs incurred in connection with the issuance of debt are amortized over the expected life of the debt. The beneficial conversion feature has been accounted for as additional paid-in capital and associated unamortized discount on debt recorded as a component of stockholders' equity.

                              WATTAGE MONITOR INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999

NOTE A--SUMMARY OF ACCOUNTING POLICIES AND NATURE OF BUSINESS--(CONTINUED)
14. LOSS PER SHARE

     Loss per common share is computed based upon the weighted average shares outstanding giving retroactive effect of common shares issued to members of WattMonitor LLC upon completion of the recapitalization. Convertible equity instruments are not considered in the calculation of net loss per share as their inclusion would be antidilutive at September 30, 1998 and 1999.

NOTE B--PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                      SEPTEMBER 30,
                                                                         1999            LIVES
                                                                      -------------    ---------
Furniture and equipment............................................     $ 161,387      5-7 years
Software...........................................................       829,078       3 years
                                                                        ---------
                                                                          990,465
Less accumulated depreciation and amortization.....................       (98,560)
                                                                        ---------
                                                                        $ 891,905
                                                                        ---------
                                                                        ---------

NOTE C--NOTES PAYABLE--RELATED PARTIES

     Notes payable to related parties are as follows at:

                                                              SEPTEMBER 30,
                                                                 1999
                                                              -------------
Note payable, due September 1, 2000, with interest at 12%
  due semiannually. Interest may be paid in common stock at
  $1.50 per share at the option of the lender. As part of
  the loan, the related party was issued one warrant for
  the purchase of 283,333 shares of common stock at $1.50
  per share. The warrant expires August 2005...............     $ 425,000
Less: Current maturities...................................      (425,000)
                                                                ---------
Notes payable long-term....................................     $       0
                                                                ---------
                                                                ---------

     Subsequent to September 30, 1999, this note payable plus all outstanding accrued interest was converted to 325,054 shares of common stock.

NOTE D--STOCKHOLDERS' EQUITY (DEFICIT)

     In January 1999, WattMonitor LLC sold 37,777 membership units.

     On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation) acquired all of the equity (membership units) of the Company. For accounting purposes, the acquisition is treated as a recapitalization with the Company as the acquirer (a reverse acquisition). Pro forma information is not presented since the acquisition is not a business combination. The members exchanged their membership units for 7,550,450 shares of common stock (approximately 72% of the outstanding common stock) of Wattage Monitor Inc. In addition, each member, other than the controlling members, was entitled to acquire such number of shares of common stock at $1.00 per share

                              WATTAGE MONITOR INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999

NOTE D--STOCKHOLDERS' EQUITY (DEFICIT)--(CONTINUED) as necessary to maintain the same ownership percentage in Wattage Monitor Inc. as such member held in the Company. In connection with this right, 657,366 shares were issued. Also, in connection with the recapitalization, all employees exchanged their contingent membership interests for stock options to purchase 918,000 shares of Wattage Monitor Inc. exercisable at $1.00 per share.

     Certain stockholders of Wattage Monitor Inc. advanced approximately $500,000 in January 1999, which, along with $500,000 advanced in 1998, were converted into 2,750,000 shares of common stock in 1999.

     In connection with its recapitalization, Wattage Monitor Inc. issued 1,000,000 shares of Series A 6% Convertible Preferred Stock for $3,000,000. The Series A 6% Preferred Stock accrues dividends at 6% per annum, payable annually, commencing on February 26, 2000. The dividend at the option of the Company may be paid in common stock. Each share of Series A 6% Preferred Stock was convertible into one share of common stock. Such shares convert: (1) upon the exercise of the warrant to purchase Series B Preferred Stock; (2) upon Wattage Monitor Inc. raising $5,000,000 in an offering of common stock at $1.00 per share or greater; or (3) at the option of the holder. In connection with the issuance of the Series A 6% Preferred Stock, each purchaser received one Series B warrant to purchase 3.5 shares of Series B Preferred Stock at $1.00 per share exercisable 181 days after closing through December 15, 1999 or within 30 days of a notice of a sale of at least $7,000,000 in equity securities of Wattage Monitor Inc. for each share of Series A 6% Preferred Stock purchase.

     In September 1999, 750,000 Series B warrants were exercised to purchase 2,625,000 shares of Series B Convertible Preferred Stock at $1.00 per share. Subsequent to September 30, 1999, 216,700 Series B warrants were exercised to purchase 758,450 shares of Series B Convertible Preferred Stock at $1.00 per share. Each share of Series B Preferred Stock is convertible into one share of common stock. Upon the exercise of the warrants the Series A Convertible Preferred Stock was converted to 1,000,000 shares of common stock.

     In the event of liquidation, the Series A and B Preferred stock ranks senior to all of the common stock. The preferred stockholders shall be entitled to receive an amount equal to the sum of the original issue price and any accrued but unpaid dividends.

     In connection with the merger, a warrant was issued to the holder of 250,000 shares of preferred stock which represents the right to purchase 100,000 shares of common stock at $1.00 per share.

NOTE E--CONTINGENT MEMBERSHIP INTERESTS/STOCK OPTIONS

     Contingent membership interests in an LLC are similar to stock options in a corporation. Pursuant to a formal plan, the Board granted various employees and other individuals contributing to the success of the organization, contingent membership interests. In conjunction with the reverse acquisition of Wattage Monitor Inc., all such contingent membership interests were exchanged for stock options under Wattage Monitor Inc.'s incentive stock option plan. The plan allows for 1,500,000 shares of common stock to be granted. In the three months prior to the reverse acquisition, Wattage Monitor issued employee stock options totaling 370,000 exercisable at $1.00 per share. Compensation expense related thereto is immaterial.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options.

     The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 1999: dividend yield of 0.0%, expected volatility of 0.0%, risk free interest rate of 6%, and an expected holding period from three to four years. Based on these assumptions, compensation expense was

                              WATTAGE MONITOR INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999

NOTE E--CONTINGENT MEMBERSHIP INTERESTS/STOCK OPTIONS--(CONTINUED) immaterial for the three and nine months ended September 30, 1999. Compensation expense was also immaterial for the three and nine months ended September 30, 1998.

     Presented below is a summary of the status of the stock options after giving retroactive effect to the recapitalization.

                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                                                                EXERCISE
                                                                                                PRICE
                                                                                                --------
BALANCE AT DECEMBER 31, 1998......................................................   845,850      1.00
  Granted.........................................................................   157,500      3.55
  Forfeited/expired...............................................................   (66,200)      1.1
  Exercised.......................................................................    (5,100)     1.00
                                                                                     -------
BALANCE AT SEPTEMBER 30, 1999.....................................................   932,050
                                                                                     -------
                                                                                     -------

                                                                                     WEIGHTED
                                                      RANGE OF                       AVERAGE
                                                      EXERCISE       OPTIONS       CONTRACTUAL     OPTIONS
                                                       PRICES       OUTSTANDING      LIFE         EXERCISABLE
                                                     -----------    -----------    -----------    -----------
September 30, 1999................................         $1.00      835,550          8.81         238,517
                                                     $3.00-$4.00        2,500          9.93               0
                                                     $4.00- 5.00       60,000         10.00               0
                                                     $6.00- 7.00       32,000          9.48               0
                                                     $7.00- 8.00        2,000          9.72               0

NOTE F--EMPLOYEE BENEFIT PLANS

     The Company adopted a 401(k) retirement plan (the "Plan") effective January 1, 1998, which provides for employee salary deferrals limited to 25% of a participant's compensation and discretionary Company contributions. The Plan year ends on December 31st. The Plan covers employees who have completed one month of service and have attained the minimum age requirement, as defined in the Plan.

NOTE G--LEASE COMMITMENTS

     The Company leases its office space under operating leases, which expire through 2001. The Company has options to extend the leases for additional lease periods. The leases require monthly rental payments totaling approximately $3,100.

     The Company entered into operating leases for computer equipment in March and June 1999 that require monthly payments of $6,331 expiring on various dates through March 2002.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As of November 3, 1999, we had $3,948,415 of cash in our accounts. At today's expenditure levels that would carry us through the year 2000, assuming no revenue. Of course, we expect to begin to generate revenues during that period.

PLAN OF OPERATION

     During the next year, we expect monthly expenditures to remain consistent with those in 1999, or approximately $300,000 per month. Current monthly expenditures are approximately $45,000 for system development, $65,000 for marketing to suppliers, $75,000 to operate our toll free telephone service and $110,000 for general and administrative expenses. Of these amounts approximately $35,000, $35,000, $0 (these services are contracted to a third party) and $35,000, respectively, are for salaries of our employees.

     We expect to operate for the next twelve months largely as we have in 1999. Principally, this means:

          o We expect to maintain current information about electric rates and services in all states with active competition among suppliers.

          o We expect to offer Internet access and telephone service through our call center for the entire year. Neither an increase in staffing nor a significant purchase of equipment is required to do so.

          o We expect to begin realizing revenue from offering our service.

          o We expect to continue to actively market our information to suppliers through our direct sales force. No addition of sales personnel is anticipated.

          o We expect to refine our information system, Wattage Monitor v2.0, and secure the additional software and systems necessary to support WM v2.0 and our business. Any purchase of equipment in this effort is not anticipated to be significant, and no additions to our system development group will be required.

          o In sum, we expect current cash reserves and staffing to carry us through 2000 as we continue to market our service and begin realizing revenue.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 2. CHANGES IN SECURITIES.

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  2.1*    --   Agreement and Plan of Merger by and between WattMonitor LLC and Wattage Monitor, dated as of
               February 26, 1999 (filed without exhibits or schedules) (filed as Exhibit 2.1 to Amendment No. 4 to
               Form SB-2 Registration Statement filed October 13, 1999).
  3.1*    --   Amended and Restated Articles of Incorporation of Wattage Monitor as filed with the Secretary of
               State of the State of Nevada on February 24, 1999 (filed as Exhibit 3.1 to Amendment No. 4 to Form
               SB-2 Registration Statement filed October 13, 1999).
  3.2*    --   Amended and Restated By-Laws of Wattage Monitor, adopted as of February 19, 1999 (filed as
               Exhibit 3.2 to Amendment No. 4 to Form SB-2 Registration Statement filed October 13, 1999).
  4.1*    --   Specimen Stock Certificate (filed as Exhibit 4.1 to Amendment No. 4 to Form SB-2 Registration
               Statement filed October 13, 1999).
  4.2*    --   Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the
               State of Nevada on February 26, 1999 (filed as Exhibit 4.2 to Amendment No. 4 to Form SB-2
               Registration Statement filed October 13, 1999).
  4.3*    --   Certificate of Amendment of Certificate of Designation of Series A Preferred Stock as filed with the
               Secretary of State of the State of Nevada on February 26, 1999 (filed as Exhibit 4.3 to Amendment
               No. 4 to Form SB-2 Registration Statement filed October 13, 1999).
  4.4*    --   Certificate of Designation of Series B Preferred Stock, as filed with the Secretary of State of the
               State of Nevada on September 9, 1999 (filed as Exhibit 4.4 to Amendment No. 4 to Form SB-2
               Registration Statement filed October 13, 1999).
 10.1*    --   Stock Purchase Agreement by and among Knowledge Network Acquisitions, Inc., Intrepid International
               S.A. and Certain Purchasers, dated February 5, 1999 (filed as Exhibit 10.1 to Amendment No. 4 to Form
               SB-2 Registration Statement filed October 13, 1999).
 10.2*    --   Registration Rights Agreement by and among Wattage Monitor and Certain Shareholders, dated as of
               February 26, 1999 (filed as Exhibit 10.3 to Amendment No. 4 to Form SB-2 Registration Statement filed
               October 13, 1999).

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.3*    --   Employment agreement by and between WattMonitor LLC and Gerald R. Alderson, dated January 1, 1998, as assumed by Wattage Monitor on February 26, 1999 (filed as Exhibit 10.4 to Amendment No. 4 to Form
               SB-2 Registration Statement filed October 13, 1999).
 10.4*    --   Warrant to Stephen D. Klein to purchase 33,333 Class II Membership Units of WattMonitor LLC, dated
               December 29, 1998 (filed as Exhibit 10.5 to Amendment No. 4 to Form SB-2 Registration Statement filed
               October 13, 1999).
 10.5*    --   Warrant to RHL Ventures LLC to purchase 100,000 Class II Membership Units of WattMonitor LLC, dated
               December 29, 1998 (filed as Exhibit 10.6 to Amendment No. 4 to Form SB-2 Registration Statement filed
               October 13, 1999).
 10.6*    --   Warrant to Gerald R. Alderson to purchase 33,333 Class II Membership Units of WattMonitor LLC, dated
               December 29, 1998 (filed as Exhibit 10.7 to Amendment No. 4 to Form SB-2 Registration Statement filed
               October 13, 1999).
 10.7*    --   Warrant to RHL Ventures LLC to purchase 283,333 Class II Membership Units of WattMonitor LLC, dated
               August 14, 1998 (filed as Exhibit 10.8 to Amendment No. 4 to Form SB-2 Registration Statement filed
               October 13, 1999).
 10.8*    --   Form of Lock-Up Agreement, executed by Gerald R. Alderson, Stephen D. Klein, Robert H. Lessin and RHL
               Ventures LLC (filed as Exhibit 10.9 to Amendment No. 4 to Form SB-2 Registration Statement filed
               October 13, 1999).
 10.9*    --   Wattage Monitor 1999 Incentive Compensation Plan (filed as Exhibit 10.10 to Amendment No. 4 to Form
               SB-2 Registration Statement filed October 13, 1999).

------------------
* Exhibits designated with an asterisk (*) have previously been filed with the Commission and are incorporated herein by reference to the document referenced in parentheticals following the descriptions of such exhibits.

     (b) Reports on Form 8-K. None.

                                   SIGNATURES

     IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        WATTAGE MONITOR INC.

Date: November 12, 1999                 By:        /s/ GERALD R. ALDERSON
                                             ---------------------------------
                                             Gerald R. Alderson
                                             (CEO & Principal Financial Officer)