Form 10KSB
period 1999-12-31
WATTAGE MONITOR INC
filed 2000-03-15
CIK 1081255

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-26381

                              WATTAGE MONITOR INC.
           (Name of Small Business Issuer as Specified in Its Charter)

                NEVADA                                    86-0882633
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

                      1100 KIETZKE LANE, RENO, NEVADA 89502
                    (Address of Principal Executive Offices)

                                 (775) 327-6000
                (Issuer's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-KSB. [ ]

         Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

         On March 1, 2000, the aggregate market value of the voting stock of Wattage Monitor Inc. held by non-affiliates of the registrant was approximately $8,740,000 based on the average of the high bid and low asked prices of such stock as reported by OTC Electronic Bulletin Board on such date. An affiliate for this purpose is defined as the company's directors and executive officers and beneficial owners of more than 5% of the company's common stock.

         The registrant had 13,421,520 shares of common stock, $.01 par value per share, outstanding at March 1, 2000.

                   Documents Incorporated by Reference: None.

                              WATTAGE MONITOR INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                            PAGE
PART I......................................................................................  3

     ITEM 1 - DESCRIPTION OF BUSINESS.......................................................  3
     ITEM 2 - DESCRIPTION OF PROPERTY....................................................... 10
     ITEM 3 - LEGAL PROCEEDINGS............................................................. 10
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................... 10

PART II..................................................................................... 11

     ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................... 11
     ITEM 6 - PLAN OF OPERATION............................................................. 13
     ITEM 7 - FINANCIAL STATEMENTS.......................................................... 15
     ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................... 28

PART III.................................................................................... 29

     ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......................... 29
     ITEM 10 - EXECUTIVE COMPENSATION....................................................... 31
     ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............... 33
     ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................... 35
     ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K....................................... 36

SIGNATURES.................................................................................. 37

EXHIBIT INDEX............................................................................... 38


                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

         WattMonitor LLC, the predecessor to Wattage Monitor, was formed under the laws of the State of Delaware on July 1, 1997. In February 1999, in anticipation of the acquisition of WattMonitor LLC, Knowledge Networks Inc., a publicly held corporation, changed its name to "Wattage Monitor Inc." On February 26, 1999, Wattage Monitor Inc., a Nevada corporation, acquired WattMonitor LLC, a Delaware company. The business of Wattage Monitor is identical to that of WattMonitor LLC. For financial statement purposes, the transaction has been treated as a recapitalization of WattMonitor LLC, with WattMonitor LLC as the acquirer, a reverse acquisition. For tax purposes, the acquisition was a tax-free exchange of equity securities. Subsequent to the acquisition, the sole activities of Wattage Monitor have been, and will continue to be, those previously conducted by WattMonitor LLC. The historical activities of the acquiring company's predecessor, Knowledge Networks, were limited to certain immaterial software consulting contracts, all of which were completed prior to the acquisition. Accordingly, the following discussion of our business relates to the business previously conducted by WattMonitor LLC.

BUSINESS OF WATTAGE MONITOR.

OUR BUSINESS.

         Our goal is to be recognized as the preeminent electric rate and service information source in the evolving, competitive United States electricity market. To do so, our initial focus is to be seen as the industry standard for objective information regarding an electric consumer's specific choices. We expect to derive our revenue principally from fees charged to electricity suppliers for presenting consumers with information about electric rates. In addition, while not an electricity supplier or broker itself, our information system allows consumers to order electricity from their chosen electricity supplier. We also expect to receive commissions for sales to electric consumers, and provide electric marketing research, industry news and information, and statistical indices reflecting industry performance.

         From our inception, we thought and still believe there were three requirements necessary to prove the business concept:

         1.  Creation of the information system itself;

         2.  Demonstration that consumers use the service; and

         3. Supplier participation.

THE ELECTRIC INDUSTRY.

         The electric utility industry in the United States is vast, fragmented and just beginning the process of deregulation through the introduction of competition to a market previously structured as a regulated monopoly. There are several large electric utilities, but none currently serves more than about 5% of the national market. Unlike previously deregulated industries, such as telecommunications or airlines, the electric industry has historically operated locally, not nationally. Accordingly, there are no national franchises or brands.

         There are approximately three trillion kilowatt hours used in this country annually, divided almost equally between residential, commercial and industrial consumers. The roughly 100,000,000 households in the United States represent somewhere close to $90,000,000,000 of annual revenue for the industry. Commercial consumers use approximately the same amount of electricity and represent about 75% of the annual revenue as residential consumers. Once these customers can choose a supplier, they are likely to want an accurate, objective source of information. Serving that need is our primary focus. Industrial customers, generally large-scale manufacturing concerns, comprise the third category of electricity consumers. While they use about the same volume of electricity as their residential and commercial counterparts, they pay approximately half as much per unit consumed. Thus, industrial consumers represent a $45,000,000,000 revenue industry segment. We anticipate that most of our revenue will be derived from the residential and commercial sectors.

         Over 3,000 entities currently provide consumers with electricity. Each must operate differently in a competitive business environment or disappear. We intend to provide impartial information to electric consumers and to be a communication channel to consumers for electricity suppliers. We expect to derive our revenues principally from suppliers seeking customers. Such revenues are expected to result from fixed fees, transaction fees and marketing fees, or a combination thereof. The marketing fee is designed to be less than the equivalent cost of the advertising, direct mail, or other marketing programs required to reach potential customers. In practice, it is structured to be 50-75% of the cost of a direct mail campaign. The transaction fee results from a customer's decision to choose a particular supplier when using our information system. The transaction fees are due monthly.

         The two primary market considerations that create the opportunity to build a national organization offering customers information about their electricity choices are:

         - The electric utility industry is restructuring, which is likely to result in consumers having the ability to choose their electricity supplier; and

         - The competition that will result from a deregulated electricity market will cause electricity suppliers to seek an efficient and cost-effective means to reach residential and commercial consumers.

         Additionally, there are several secondary considerations that stand out as important to the future demand for our services.

         - The electric industry is fragmented. There are approximately 250 investor-owned utilities, which account for about three-quarters of the industry's revenue. However, even the largest of these are generally geographically isolated and have less than 5% of the national market. Being able to provide or facilitate access to a large number of new customers will likely be a valuable resource to electricity suppliers.

         - The electricity consumer's working knowledge of electricity is limited. Once customers have a choice, some are likely to exercise it. In many cases they will want information about more than just their specific choices. We plan to serve this need as well.

         - The deregulation of telecommunications, principally telephones, has had a significant influence on consumer views, which may affect electricity in two ways. First, consumers may become suspicious of a profusion of pricing schemes which, given the large number of anticipated new entrants, is likely to occur. Second, consumers may perceive electric service as a network in which they may conveniently and routinely switch suppliers. Yet, unlike telephone usage, electricity use is consistent and predictable. This makes quantifying a consumer's choice of electricity suppliers straightforward, enhancing comparison shopping while eliminating complexity.

         To the extent customers choose a new supplier, they are likely to need information about their electric options. This information may be available from traditional sources, such as advertising programs, general media coverage, political discussion, and word of mouth. However, consumers wanting to exercise their right to choose an electricity supplier may be hard-pressed to find an established information source that can assist them in making an informed decision. Our service intends to fill this void.

OUR SERVICE.

         Our information system is designed to integrate a licensed data management and electronic commerce search engine with a licensed text management search engine to create an efficient information system. All information in the system is organized by zip code or sub-zip code. (Sub-zip codes are used if more than one regulated utility serves the area to ensure that the information is directly relevant to each consumer.) The system was designed to create a recognizable brand and convey objectivity, simplicity and consumer orientation. The data management capability of our information system maintains numeric data, including zip codes and prices; the text management capability provides topical information and text.

         Our efforts are centered around providing:

         - A SERVICE TO INDIVIDUAL RESIDENTIAL CONSUMERS - We provide residential consumers with objective, straightforward comparisons of their electric choices. Our services are available both through a toll-free telephone service and through the Internet at www.wattagemonitor.com. Both services are free to consumers.

         - A SERVICE TO INDIVIDUAL COMMERCIAL CONSUMERS - Commercial electric consumers average approximately five times the electric consumption of the average residential consumer. Therefore, they need more detailed information than is provided to residential consumers. Through use of our information system, suppliers can convey information about themselves, their products and services and their contractual requirements. Our service is also free to commercial consumers.

         - MARKET RESEARCH AND INFORMATION - We intend to become a leading provider of analytical information regarding the electricity industry. We provide research on a fee basis, publish industry indices and distribute a newsletter. The latter activities are (generally) free and are designed to assist in building our name brand and industry recognition. The focus of this information is on competition, pricing, competitive trends and consumer behavior.

         Our information system required approximately sixteen months and several million dollars to develop. It was first released commercially in Pennsylvania on October 19, 1998. As might be expected, some programming, system design and hardware configuration problems became apparent once broad-based usage of the system began. Any difficulties were exacerbated by greater-than-anticipated use of the system by consumers. Two matters required more effort than the others to resolve: the structure of how we access certain data tables and an error in the coding of zip codes with more than one regulated utility serving it. However, when viewed from the perspective of launching a system as large and complicated as this, the release of the system and its overall performance were acceptable. Ongoing enhancements, new features, improved functionality, upgrades and maintenance cost approximately $1 million annually.

         Similar to our experience with widespread use of the Wattage Monitor system by consumers, recent decisions by several suppliers to actively participate (the first time such use of the system by suppliers has occurred) have illuminated several system improvements that should be made to facilitate supplier participation. Unlike the experience with consumers, however, these changes are more in the nature of fine tuning basic system capabilities to meet specific supplier criteria. They are not something that requires a serious system upgrade. All such currently identified improvements are expected to be programmed, tested and incorporated in the system by March 31, 2000.

         As has been the case since our system first launched in October 1998, all United States zip codes are represented. If a consumer is in a state that does not yet have competition, entering that zip code will inform the consumer of his or her state's status, allow the consumer to register to receive periodic updates, and permit the consumer to use our information system to express opinions to governmental authorities regarding electricity competition. If the zip code entered is for a state currently allowing competition, the specific choices available to each consumer are presented. In both cases, information and answers to frequently asked questions are available. Our system currently supports six states - Pennsylvania, New York, New Jersey, Massachusetts, Montana and California - and we expect it will be able to fully service all consumers in all states with competition on an on-going basis. However, there can be no assurance that certain operational problems or system deficiencies will not be identified.

         To date, we have applied to the Untied States Patent and Trademark Office for registration of the service marks "Wattage Monitor," "WattMonitor," "Kilowatt Monitor," and "WM." On February 1, 2000, the U.S. Patent and Trademark office registered the "WM" service marks. The remaining are currently pending. We have also applied for a patent relating to our information system and services. The law firm of Pennie & Edmonds, LLP acts as patent counsel. No action has been taken, nor comments received, on the patent application, which was filed on November 11, 1998. No assurances can be given when or if our patent application will be approved.

CONSUMER USE

         CONSUMER AWARENESS. We inform electricity consumers of the existence of our information system by using billboards, drive time radio, links to other web sites, complimentary sites we create such as ElectricEye, public relations and word of mouth. Although our word of mouth success may be greater than any of these other approaches, it is not possible to measure that success with any real specificity. That aside, the most effective of the remaining methods has been our public relations effort with the print media, particularly newspapers, and links to other web sites. For example, through our public relations activity we generated more than fifty major articles about our service in a one-month span and established our initial credibility in Pennsylvania through editorial board meetings with over 75% of the state's newspapers with circulation exceeding 20,000. Similarly when New Jersey launched competition in January 2000 we actively supported the print media in their coverage of this story. The result was over twenty articles in January and February 2000.

         As we have increasingly established ourselves inside the industry as the dominant information service for competitive electricity information, we have found numerous other Internet sites which are willing to create links to us. These include commercial sites, governmental sites and not-for-profit consumer information sites. Approximately sixty such links have been established in the last six months.

         Wattage Monitor's ElectricEye program, a complimentary site we created and support, is a grass roots, consumer driven Internet program designed to give people a stronger, clearer voice in the new and complicated marketplace of electricity competition. Originally formed in response to grass roots consumer interest in knowing and doing more about electricity competition, the WM ElectricEye program was designed to meet those consumers' needs. For consumers, the key components include:

         1.   It's absolutely free;

         2.   Awards are available;

         3. It offers a way to voice opinions and get details - actively seeking or providing information and participating in opinion polls; and

         4. Consumers in all 50 states already participate, allowing the information and experience gained nationwide to be applied to local decisions regarding the range and quality of electricity choices available.

         In the six months of its existence ElectricEye has gained over 200,000 members.

         Billboards and radio are the final elements of our consumer awareness programs. While somewhat effective, they have proven to be less useful than newspapers or web site links in informing consumers of our service. It is clear that consumer awareness and use of our system is also dependent upon the advertising programs of suppliers. The more frequently suppliers approach consumers, the greater the demand for the comparative information available from our system. Accordingly, use of our system is dependent upon the active, independent marketing efforts of suppliers.

         Finally, we actively solicit commercial customers to use our system. Informing commercial customers of our service involves out-bound telephone calls in addition to the awareness programs described above. No such calls are made to residential consumers. We cannot be certain that making consumers aware of our service will not be more costly or take longer than is currently anticipated.

         CONSUMER ACCEPTANCE. Consumer acceptance of our services has been quite good. Results of our surveys and usage of our system have shown the following:

         -    High levels of satisfaction with our service;

         - Great confusion about the process and consequences of switching suppliers;

         - A large majority of consumers (more than 70%) will simultaneously shop and switch if given the opportunity;

         - A lack of information about how electricity is supplied and how competition is possible;

         - Reluctance to tackle the complexities of choosing a supplier, unfamiliar terms, unfamiliar suppliers, complicated rate structures and offers;

         - Approximately 10% of those who switched electricity suppliers in Pennsylvania's first 90 days of competition used our system to get their information; and

         -    Overwhelming support for competition as "a good thing."

         The rate at which consumers become familiar and comfortable with competition in the electric market will determine when they are willing to choose a supplier. This may determine when consumers decide to use our system. At this point, there can be no assurance as to the rate of acceptance of our service by consumers. Our system has also found supportive audiences among trade associations, community-based organizations, church groups and similar associations. It is anticipated that such groups will help create demand for our service and influence suppliers to participate.

SUPPLIER PARTICIPATION

         SUPPLIER AWARENESS. It is our view that virtually every competitive electricity supplier is aware of Wattage Monitor. In fact, we have been told by many of them that they routinely use our information system to stay abreast of competitive conditions in the market. Based on such feedback we believe we are the dominant and most well known information source of our type in the industry.

         In addition to their use of our system to stay current competitively, most suppliers are aware of us from the generally high level of consumer acceptance of our system and the press exposure and support it has received. They also recognize the wide array of other Internet sites which link their users to us.

         Further, we developed our Survey and Research Practice to maintain an active relationship with competitive suppliers and other industry participants. Individual research reports on Pennsylvania, New York, New Jersey, Nevada and an overall look at competition in 1999 have been issued. The Wattage Monitor Survey and Research Practice gathers information and input from a variety of outside sources as well as from our own experience. Although initially formed to meet our need for feedback and market information, these surveys paired with our consulting services have grown into a sought after source for state specific information, supplier marketing statistics and government consumer education feedback. Over 6,000 of our reports have been provided to the companies and organizations active in the competitive electricity market.

         While awareness of Wattage Monitor is widespread throughout the industry, we have found suppliers reluctant to contract with us for our services.

         SUPPLIER ACCEPTANCE. There are various factors that we believe affect suppliers' reluctance to participate in our service. Four of the most important are:

         1. MARKET IMMATURITY - When legislation is enacted to create competition, the details of the market structure and the operating requirements to be met have generally been left to the Public Utilities Commission (or like authority). That process, including hearings and the issuing of additional regulations, is not complete, even today, for the six states our system currently supports. All this makes it difficult for suppliers to compete for customers when the exact rules of engagement are not yet established. One result is that at year end 1999 less than one in four companies licensed to compete for customers were offering programs to specifically gain customers. Many of those suppliers were simply test marketing their product(s) while waiting for the parameters of the industry to be defined. In such a fragmented market environment, the need for our services arises only once suppliers decide to proceed actively to attract customers.

         2. CONSUMER BEHAVIOR - While 100,000,000 households and 15,000,000 businesses use electricity, virtually none has ever chosen its electricity supplier. Accordingly, there is no confidence as to how such customers will make those choices. Since our service represents a novel distribution channel, we are uncertain whether suppliers will use us before our system demonstrates its effectiveness. Most suppliers decided to begin their marketing efforts using traditional marketing channels only.

         3. ORGANIZATIONAL IMMATURITY - Most competing suppliers are newly created. This start-up nature of the companies in the electricity market indicates that most were created by their founders to implement a particular approach to this market. Necessarily, we were not part of those plans because we did not exist at the time. Most suppliers concluded they needed to try their originally adopted approach before they either change directions or add a second approach, such as Wattage Monitor.

         4. WATTAGE MONITOR'S CREDIBILITY - Until we introduced our services in Pennsylvania, we could demonstrate our system for suppliers but had no track record and no live consumer experience. Suppliers were reluctant to contract for our services until we demonstrated our operational existence. Though the reluctance of suppliers is dissolving gradually, the marketing of our service has proven more challenging than originally anticipated. There can be no assurance that a sufficient number of suppliers can be enrolled to generate sufficient revenue to allow us to implement our plan.

         Supplier participation is gained principally through our direct marketing efforts which are the responsibility of our direct sales force. In late February of 2000, the first few suppliers agreed to participate in the Wattage Monitor system. By the end of that month, four suppliers were working with us to obtain customers through our system. Each has agreed to compensate us both for the display of their information and their success in soliciting new customers via our system. An additional four suppliers had indicated verbally their desire to similarly participate. Further, approximately twenty additional suppliers are currently in active conversations with us regarding their direct participation in our system.

         Based on our experience in February 2000 - with four suppliers agreeing to accept customers through the Wattage Monitor system - we concluded a number of small changes to the operating characteristics of our system were necessary to efficiently meet the needs of suppliers. The changes are expected to take 4-6 weeks, being completed by the end of March 2000. Additional suppliers who decide to participate in the system and complete the necessary documentation will be added when these operational changes are completed and this timing is not expected to have any significant unfavorable consequence to us.

         With the participation of the above noted suppliers, we have successfully demonstrated we can implement the three criteria we initially established as the threshold requirements for our success:

         1.  Creation of the information system itself;

         2.  Demonstration that consumers will use the service; and

         3.  Supplier participation.

         With a now demonstrated ability to succeed at each of these three we have shown that the underlying business model will work. The task now becomes to demonstrate that our business can be scaled to reach the mass necessary to obtain and sustain profitability.

EMPLOYEES

         As of March 1, 2000, we employed 17 people and 20 contract employees to staff our toll-free telephone service at 1-888-WATTAGE. We believe that our relations with our employees are good.

REPORTS TO SECURITY HOLDERS.

         We will file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports (generally Forms 10-QSB, 10-KSB and 8-K), proxy statements and other information can be inspected and copied, at the Public Reference Room of the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at the Northeast Regional Office of the Commission located at Seven World Trade Center, Suite 1300, New York, New York 10048 and at the Midwest Regional Office of the Commission located at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our Commission filings will also be available to the public from the Commission's web site at http://www.sec.gov.

ITEM 2 - DESCRIPTION OF PROPERTY.

         We maintain offices in several locations, including:

         - San Rafael, California (1999, 2000 annual lease payments of $9,250, $7,950 respectively) 1348 Fourth Street, Suite 210 San Rafael, CA 94901

         - Reno, Nevada (1999, 2000, 2001 annual lease payments of $28,600, $29,350, $9,850 respectively) 1100 Kietzke Lane
             Reno, NV 89502

         -   Philadelphia, Pennsylvania (month-to-month rental)
             3300 Neshaminy Boulevard, Suite 325
             Neshaminy Valley, PA 19020

         -   Washington, D.C. (month-to-month rental)
             1401 New York Avenue NW, Suite 600
             Washington, DC  20005

         Our offices cover an aggregate of approximately 3,500 square feet. Required annual lease payments are: $37,850 for 1999, $37,300 for 2000 and $9,850 for 2001. In addition, we have offices provided by our employees in Boston, Massachusetts; Helena, Montana; Las Vegas, Nevada; and Dallas, Texas. No additional lease expenses are required under these arrangements with our employees.

ITEM 3 - LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is currently quoted on the OTC Electronic Bulletin Board under the symbol "WMON." There was no active market for Wattage Monitor's securities until February 26, 1999. Prior to the reverse acquisition of WattMonitor LLC by Wattage Monitor, Wattage Monitor was listed on the OTC Electronic Bulletin Board from February 18, 1999 through February 25, 1999.

         The following table sets forth for the periods indicated the high and low bid price information for the common stock as quoted on the OTC Electronic Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                                                          Common Stock
                                                                                     High Bid       Low Bid
                                                                                     --------       -------
         February 26, 1999 through March 31, 1999.................................    $ 7.25        $ 4.00
         April 1, 1999 through June 30, 1999......................................    $16.00        $ 5.50
         July 1, 1999 through September 30, 1999..................................    $ 6.75        $ 2.40
         October 1, 1999 through December 31, 1999................................    $ 4.56        $ 1.03


         On March 1, 2000, the closing bid price as quoted by the OTC Electronic Bulletin Board for our common stock was $1.69. As of March 1, 2000, there were 66 holders of record of our common stock.

         There is no public trading market for any of our preferred stock, warrants or options.

         We have never declared or paid cash dividends on our common stock. We presently intend to retain any earnings for use in the business and do not anticipate paying cash dividends in the foreseeable future. Any future cash dividends will be at the discretion of the board of directors and will depend on our earnings, financial condition, cash flows, capital requirements and other considerations that the board of directors may consider relevant.

         On January 18, 1999, Wattage Monitor issued 980,000 shares of our common stock. We raised $9,800 from that offering, which was made under Rule 506 of Regulation D, promulgated under the Securities Act of 1933 as a non-public offering solely to accredited investors.

         On February 5, 1999, Wattage Monitor entered into a Stock Purchase Agreement in connection with the purchase of 2,750,000 shares of our common stock. We raised $1,000,000 under the agreement, which was made under Rule 504 of Regulation D, promulgated under the Securities Act of 1933 as a non-public offering solely to accredited investors.

         On February 24, 1999, Wattage Monitor completed an offering of 1,000,000 units, consisting of one share of our Series A preferred stock and one warrant to purchase our Series B preferred stock at a price of $1.00 per share. We raised $3,000,000 from that offering, which was made pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933 a non-public offering solely to accredited investors. In addition, we received $3,500,000 from the full exercise of the warrants between September 23, 1999 and November 10, 1999 for a total of $6,500,000. In exchange we issued Preferred Stock convertible into 3,500,000 shares of common stock for a total of 4,500,000 shares issued. The weighted average price of the underlying common stock issued is $1.44 ($6,500,000 divided by 4,500,000).

         On February 26, 1999, we completed a reverse acquisition of WattMonitor LLC. In connection with the merger, we converted all of the outstanding membership interests in WattMonitor LLC into an aggregate of 7,550,450 shares of our common stock. On February 26, 1999, we issued an additional 50,000 shares of our common stock to Jonathan Cohen, an accredited investor. We received $50,000 as a result of the issuance. In connection with these transactions, we relied on the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because the issuances did not involve public offerings. In addition, each member, other than the controlling members, was entitled to acquire such number of shares of our common stock at $1.00 per share as necessary to maintain the same ownership percentage in Wattage Monitor as such members held in WattMonitor LLC. In connection with this right, between February 26, 1999 and March 31, 1999, 657,366 shares of our common stock were issued to our existing shareholders. In connection with these transactions, we relied on the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because these issuances did not involve public offerings.

         In connection with the reverse acquisition, all of our employees exchanged their contingent membership interests for stock options, exercisable at $1.00 per share, totaling 918,000 shares of our common stock. In connection with these transactions, we relied on the statutory exemption provided by
Section 4(2) of the Securities Act of 1933, because these issuances did not involve public offerings.

         On May 29, 1999, Anne Alderson, an employee, exercised 150 options issued pursuant to our 1999 Incentive Compensation Plan at $1.00 per share. In connection with this transaction, we relied upon the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because this issuance did not involve a public offering.

         On July 12, 1999, we issued a warrant to Camhy Karlinsky & Stein LLP exercisable through July 11, 2009, to purchase 7,000 shares of our common stock at an exercise price of $6.00 per share. The warrant was exercisable immediately. In connection with this transaction, we relied upon the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because this issuance did not involve a public offering.

         On September 14, 1999, we issued 4,500 shares of our common stock to Michael Benzian, one of our employees, as a result of the exercise of an option to purchase such shares for an aggregate amount of $4,500. In connection with this transaction we relied on the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because this issuance did not involve a public offering.

         Between September 23, 1999 and November 10, 1999, Valiant Growth Fund, Orion Projects Limited, Delta Realty Limited, Bennet Finance Limited, Westin Machineries Pension S.A. and Liegemen, S.A. exercised their warrants to purchase an aggregate of 3,500,000 shares of Series B preferred stock for an aggregate purchase price of $3,500,000. In connection with these transactions, we relied upon the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because these issuances did not involve public offerings.

         Between September 23, 1999 and November 10, 1999, we issued 1,000,000 shares of our common stock upon the automatic conversion of 1,000,000 shares of our Series A preferred stock, which occurred as a result of the exercise of our warrants. In connection with this transaction, we relied upon the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because these issuances did not involve public offerings.

         On October 1, 1999, we issued to ThorGroup Ventures an option to purchase 40,000 shares of our common stock at an exercise price of $3.00 per share. Of these options, 10,000 are exercisable immediately. In connection with this transaction, we relied upon the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because this issuance did not involve a public offering.

         On October 15, 1999, we issued a warrant to BlueGarni & Company, exercisable through October 14, 2009, to purchase 6,500 shares of our common stock at an exercise price of $6.00 per share. The warrant is exercisable at any time. BlueGarni & Company has assisted in the recruitment of our management personnel. In connection with this transaction, we relied upon the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because this issuance did not involve a public offering.

         Between October 20, 1999 and November 10, 1999, John D. Westfield, an employee, exercised 9,000 options issued pursuant to our 1999 Incentive Compensation Plan at $1.00 per share. In connection with this transaction, we relied upon the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because this issuance did not involve a public offering.

ITEM 6 - PLAN OF OPERATION.

         As of March 1, 2000, we had $2,875,600 of cash in our accounts. At today's expenditure levels that will carry us through the year 2000, assuming no revenue. Of course, we expect to begin to generate revenues during that period, particularly having recently succeeded in getting the first suppliers to accept customers who identify them as their supplier of choice by using our system.

         In 1999, we focussed primarily on the following:

         - Developing and refining the software and systems necessary to support our information service, including the September 1, 1999 launch of our revised system WM v2.0;

         - Testing the efficacy of our system and developing the necessary related capabilities such as our toll free call center (1-888-WATTAGE); and

         - Introducing our service to consumers, electricity suppliers, regulatory bodies and consumer advocate groups.

         During the first six months of 2000, we expect monthly expenditures to remain consistent with 1999 amounts, $300,000 to $325,000 per month. Current monthly expenditures are approximately $60,000 for system development, $70,000 for marketing to suppliers, $65,000 to operate our toll free telephone service and $120,000 for general and administrative expenses. Of these amounts approximately $40,000, $35,000, $0 (these services are contracted to a third party) and $40,000, respectively, are for salaries of our employees.

         Supplier participation is gained principally through our direct marketing efforts which are the responsibility of our direct sales force. In late February of 2000, the first few suppliers agreed to participate in the Wattage Monitor system. By the end of that month, four suppliers were working with us to obtain customers through our system. Each has agreed to compensate us both for the display of their information and their success in soliciting new customers via our system. An additional four suppliers had indicated verbally their desire to similarly participate. Further, approximately twenty additional suppliers are currently in active conversations with us regarding their direct participation in our system.

         Based on our experience in February 2000 - with four suppliers agreeing to accept customers through the Wattage Monitor system - we concluded a number of small changes to the operating characteristics of our system were necessary to efficiently meet the needs of suppliers. The changes are expected to take 4-6 weeks, being completed by the end of March 2000. Additional suppliers who decide to participate in the system and complete the necessary documentation will be added when these operational changes are completed and this timing is not expected to have any significant unfavorable consequence to us.

         With the participation of the above noted suppliers, we have successfully demonstrated we can implement the three criteria we initially established as the threshold requirements for our success:

         1.  Creation of the information system itself;

         2. Demonstration that consumers will use the service; and

         3. Supplier participation.

         With a now demonstrated ability to succeed at each of these three we have shown that the underlying business model will work. The task now becomes to demonstrate that our business can be scaled to reach the mass necessary to obtain and sustain profitability. Working toward that goal will dominate our efforts through the balance of 2000, and may require additional capital and staff in the second half of 2000 that may drive monthly spending levels above the $300,000 to $325,000 we expect for the first six months of the year.

         Specifically, we expect to focus in 2000 largely on the following:

         - Maintaining current information about electric rates and services in all states with active competition among suppliers.

         - Offering Internet access and telephone service through our call center for the entire year. Neither an increase in staffing nor a significant purchase of equipment is required to do so.

         -   Realizing our first revenue from offering our service.

         - Continuing to actively solicit supplier participation through our direct sales force.

         - Refining our information system, WM v2.0, to effectively support the market's evolution and maturation.

ITEM 7 - FINANCIAL STATEMENTS.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
WATTAGE MONITOR INC.

We have audited the accompanying balance sheet of Wattage Monitor Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from inception (July 1, 1997) through December 31, 1999 and for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wattage Monitor Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period from inception (July 1, 1997) through December 31, 1999 and for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Reno, Nevada
February 2, 2000

                              WATTAGE MONITOR INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                December 31, 1999

                                     ASSETS


              CURRENT ASSETS

                  Cash and cash equivalents                                         $       3,556,723
                  Prepaid expenses                                                             29,656
                                                                                    -----------------
                           Total current assets                                             3,586,379
                                                                                    -----------------
              PROPERTY AND EQUIPMENT, NET                                                     862,763
                                                                                    -----------------
              OTHER ASSETS

                  Software licenses                                                            26,250
                  Patents and trademarks                                                       32,233
                  Deposits                                                                      3,533
                                                                                    -----------------
                           Total other assets                                                  62,016
                                                                                    -----------------
                                                                                    $       4,511,158
                                                                                    =================
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

              CURRENT LIABILITIES

                  Accounts payable                                                  $         429,823
                  Accrued liabilities                                                          47,036
                                                                                    -----------------
                           Total current liabilities                                          476,859
                                                                                    -----------------
              COMMITMENTS                                                                           -
                                                                                    -----------------
              STOCKHOLDERS' EQUITY

                  Preferred stock, Series B, convertible; $0.01 par value,
                      5,000,000 shares authorized, 3,500,000 shares
                      issued and outstanding                                                   35,000
                  Common stock, $0.01 par value, 25,000,000 shares
                      authorized, 12,546,520 shares issued and
                      outstanding                                                             125,466
                  Additional paid-in capital                                               11,527,574
                  Deficit accumulated during the development stage                         (7,653,741)
                                                                                    -----------------
                      Total stockholders' equity                                            4,034,299
                                                                                    -----------------
                                                                                    $       4,511,158
                                                                                    =================


        The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                             CUMULATIVE
                                                                           FROM INCEPTION
                                           YEAR ENDED DECEMBER 31,       (JULY 1, 1997) TO
                                           1998              1999        DECEMBER 31, 1999
                                       ------------      ------------    -----------------
OPERATING EXPENSES

     Telecommunications                $    349,246      $    781,430      $  1,130,676
     System development                     442,682           688,412         1,146,405
     Marketing                              462,464           675,360         1,137,824
     General and administrative             797,617         1,362,638         2,323,128
     Depreciation and amortization           28,493           164,692           194,244
                                       ------------      ------------      ------------

         Net loss from operations        (2,080,502)       (3,672,532)       (5,932,277)
                                       ------------      ------------      ------------


OTHER INCOME (EXPENSE)

     Interest expense                      (520,389)       (1,303,908)       (1,824,297)
     Interest and dividend income             9,492           107,352           118,152
     Loss on disposal of assets                  --           (15,319)          (15,319)
                                       ------------      ------------      ------------
                                           (510,897)       (1,211,875)       (1,721,464)
                                       ------------      ------------      ------------

         NET LOSS                      $ (2,591,399)     $ (4,884,407)     $ (7,653,741)
                                       ============      ============      ============


LOSS PER COMMON SHARE                  $      (0.36)     $      (0.45)     $      (0.89)
                                       ============      ============      ============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 7,287,500        10,919,332         8,597,871
                                       ============      ============      ============


        The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.

                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                   CLASS I                       CLASS II
                                              MEMBERSHIP UNITS               MEMBERSHIP UNITS               COMMON STOCK
                                           ----------------------         ----------------------         -------------------
                                           UNITS           AMOUNT         UNITS           AMOUNT         SHARES       AMOUNT
-----------------------------------------------------------------------------------------------------------------------------

INCEPTION, JULY 1, 1997                          --    $        --             --    $        --             --   $        --
Issuance of membership units              5,000,000        450,000             --             --             --            --
Net loss                                         --             --             --             --             --            --

-----------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1997               5,000,000        450,000             --             --             --            --
Issuance of membership units,
    net of offering costs                        --             --        666,667        949,710             --            --
Beneficial conversion feature on debt            --             --             --             --             --            --
Amortization of discount on debt                 --             --             --             --             --            --
Net loss                                         --             --             --             --             --            --
Recapitalization                         (5,000,000)      (450,000)      (666,667)      (949,710)     7,500,000        75,000

-----------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1998                      --    $        --             --    $        --      7,500,000   $    75,000

-----------------------------------------------------------------------------------------------------------------------------



                                                                                                           DEFICIT
                                     SERIES A                SERIES B                                    ACCUMULATED
                                  PREFERRED STOCK         PREFERRED STOCK          ADD'L    UNAMORTIZED   DURING THE
                                -------------------     --------------------      PAID-IN     DISCOUNT   DEVELOPMENT
                                SHARES       AMOUNT     SHARES        AMOUNT      CAPITAL      ON DEBT       STAGE        TOTAL

------------------------------------------------------------------------------------------------------------------------------------
INCEPTION, JULY 1, 1997           --       $    --         --      $     --  $        --  $        --   $        --   $        --
Issuance of membership units      --            --         --            --           --           --            --       450,000
Net loss                          --            --         --            --           --           --      (177,935)     (177,935)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997       --            --         --            --           --           --      (177,935)      272,065
Issuance of membership units,
    net of offering costs         --            --         --            --           --           --            --       949,710
Beneficial conversion
    feature on debt               --            --         --            --      880,000     (880,000)           --            --
Amortization of
    discount on debt              --            --         --            --           --      495,000            --       495,000
Net loss                          --            --         --            --           --           --    (2,591,399)   (2,591,399)
Recapitalization                  --            --         --            --    1,324,710           --            --            --

------------------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1998       --       $    --         --      $     --  $ 2,204,710  $  (385,000)  $(2,769,334)  $  (874,624)

------------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.

                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                    CLASS I                  CLASS II
                                                MEMBERSHIP UNITS          MEMBERSHIP UNITS           COMMON STOCK
                                              --------------------      --------------------      -------------------
                                              UNITS         AMOUNT      UNITS         AMOUNT      SHARES       AMOUNT
-----------------------------------------------------------------------------------------------------------------------
Sale of common stock                           --        $   --           --     $      --        707,366    $    7,074
Exercise of stock options                      --            --           --            --         14,100           141
Conversion of debt to common stock             --            --           --            --      3,075,054        30,751
Acquisition of Wattage Monitor Inc. -
    net of offering costs                      --            --           --            --        250,000         2,500
Beneficial conversion feature on debt          --            --           --            --            --             --
Amortization of discount on debt               --            --           --            --            --             --
Exercise of warrants                           --            --           --            --            --             --
Conversion of preferred stock to common stock  --            --           --            --      1,000,000        10,000
Net loss                                       --            --           --            --            --             --

-----------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1999                    --       $    --           --     $      --     12,546,520    $  125,466

=======================================================================================================================



                                                                                                           DEFICIT
                                    SERIES A                 SERIES B                                    ACCUMULATED
                                 PREFERRED STOCK          PREFERRED STOCK       ADD'L      UNAMORTIZED   DURING THE
                               -------------------      -------------------    PAID-IN       DISCOUNT    DEVELOPMENT
                               SHARES       AMOUNT      SHARES       AMOUNT    CAPITAL       ON DEBT        STAGE       TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Sale of common stock             --        $  --          --      $   --      $   700,292   $      --    $    --     $   707,366
Exercise of stock options        --           --          --          --           13,959          --         --          14,100
Conversion of debt to common
  stock                          --           --          --          --        1,456,829          --         --       1,487,580
Acquisition of Wattage
    Monitor Inc. - net of
    offering costs           1,000,000       10,000       --          --        2,806,784          --         --       2,819,284
Beneficial conversion
    feature on debt              --           --          --          --          880,000      (880,000)      --        --
Amortization of
    discount on debt             --           --          --          --          --          1,265,000       --       1,265,000
Exercise of warrants             --           --       3,500,000   35,000       3,465,000         --          --       3,500,000
Conversion of preferred
    stock to common stock   (1,000,000)     (10,000)      --          --          --              --          --           --
Net loss                         --           --          --          --          --              --     (4,884,407)  (4,884,407)

---------------------------------------------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 1999      --        $  --       3,500,000  $35,000    $11,527,574    $     --    $(7,653,741) $ 4,034,299

=================================================================================================================================

        The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                         CUMULATIVE
                                                                                       FROM INCEPTION
                                                     YEAR ENDED DECEMBER 31,          (JULY 1, 1997) TO
                                                       1998           1999            DECEMBER 31, 1999
                                                   ------------    ------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                        $(2,591,399)    $(4,884,407)         $(7,653,741)
                                                   -----------     -----------          -----------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Write off of software license                     184,875              --              184,875
     Loss on disposal of assets                             --          15,319               15,319
     Amortization of discount on debt                  495,000       1,265,000            1,760,000
     Depreciation and amortization                      28,493         164,692              194,244
     Changes in:
       Prepaid expenses                                 61,865         (26,270)             (29,655)
       Other assets                                    (20,258)        (12,783)             (35,766)
       Accounts payable                                113,059          75,442              188,501
       Accrued liabilities                              12,500          34,537               47,037
       Accrued interest                                 25,389          37,191               62,580
                                                   -----------     -----------          -----------
         Total adjustments                             900,923       1,553,128            2,387,135
                                                   -----------     -----------          -----------
         Net cash used in operating activities      (1,690,476)     (3,331,279)          (5,266,606)
                                                   -----------     -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisitions of property and equipment             (397,670)       (535,106)          (1,042,131)
                                                   -----------     -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Deferred offering costs                             (48,670)         48,670                   --
   Issuance of membership units                        949,710              --            1,399,710
   Issuance of notes payable to related parties      1,229,000         500,000            1,729,000
   Acquisition of Wattage Monitor, Inc.                     --       2,819,284            2,819,284
   Common stock issued                                      --         707,366              707,366
   Series B preferred stock warrants exercised              --       3,500,000            3,500,000
   Stock options exercised                                  --          14,100               14,100
   Payments on notes payable to related parties             --        (304,000)            (304,000)
                                                   -----------     -----------          -----------
         Net cash provided by
         financing activities                        2,130,040       7,285,420            9,865,460
                                                   -----------     -----------          -----------

       NET INCREASE IN CASH AND
       CASH EQUIVALENTS                                 41,894       3,419,035            3,556,723

Cash and cash equivalents beginning of period           95,794         137,688                   --
                                                   -----------     -----------          -----------

Cash and cash equivalents end of period            $   137,688     $ 3,556,723          $ 3,556,723
                                                   ===========     ===========          ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

   Software license agreement and development
   costs included in accounts payable              $   198,161     $        --          $   373,129
                                                   ===========     ===========          ===========
   Notes payable converted to common stock         $        --     $ 1,487,580          $ 1,487,580
                                                   ===========     ===========          ===========

        The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES AND NATURE OF BUSINESS

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

3.   DEPRECIATION AND AMORTIZATION

         Depreciation and amortization sufficient to relate the cost of depreciable assets to operations over their estimated service lives is provided using the straight-line method of depreciation.

4.   SOFTWARE LICENSE AND DEVELOPMENT COSTS

         The Company has entered into several software license agreements to enable customers to access information and order services provided via the internet. Some of these agreements require the Company to pay an annual maintenance fee. Additionally, the Company incurs software development costs to tailor such software to its specific requirements. Such customization costs when internally incurred or purchased from third parties are capitalized until the project is substantially complete and ready for its intended use. License and development costs are amortized straight-line over three years while maintenance fees are charged to expense ratably over the contract period. Periodically, management evaluates the estimated useful life of intangible assets based on projected future undiscounted cash flows.

         The Company intends to provide its information services principally over the internet through both licensed and custom software. Licensee fees paid were $45,000 and $0 for the years ended December 31, 1998 and 1999, respectively. In addition, the Company capitalized third party payments for software customization of $458,000 and $428,000 for the years ended December 31, 1998 and 1999, respectively. The Company capitalized internally incurred customization costs of $-0- and $56,000 for the years ended December 31, 1998 and 1999, respectively.

                              WATTAGE MONITOR INC.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES AND NATURE OF BUSINESS - (CONTINUED)

4.   SOFTWARE LICENSE AND DEVELOPMENT COSTS - Continued

         A major portion of the Company's payables at year end 1998 ($183,000) is to a licensor of software used to operate one portion of the Company's system. This licensor has also provided significant customization services. A dispute existed as to whether or not the services provided by this licensor met the agreed-upon specifications and the terms and conditions of the agreement between the parties. The Company does not believe the capitalized software license ($184,475) has any future value and, accordingly, has expensed the unamortized portion of the licensee fee at December 31, 1998.

         The dispute was settled during the year ended December 31, 1999. The settlement resulted in the licensor of the software relieving approximately $132,000 due from the Company. The Company reduced its capitalized software development costs by the $132,000. This settlement had no effect on income for the year ended December 31, 1999.

5.   PATENTS AND TRADEMARKS

         The Company has filed for a patent relating to its computer-based system and methods for collecting and providing information regarding the electric power industry and available electric supply options. The Company has also applied for trademarks to limit the use by others of WM, Wattage Monitor, Kilowatt Monitor and Watt Monitor. Subsequent to year end, the Company received certificates of registration from the U.S. Patent and Trademark Office for WM. Patent and trademark expenses will be amortized on the straight-line method over ten years.

6.   ADVERTISING

         The Company expenses advertising costs as incurred. Advertising expense was $67,051 and $108,344 for the years ended December 31, 1998 and 1999, respectively.

7.   USE OF ESTIMATES

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

8.   CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk related thereto.

                              WATTAGE MONITOR INC.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES AND NATURE OF BUSINESS - (CONTINUED)

9.   INCOME TAXES

         The Company, through February 26, 1999, was not subject to income tax. Income was taxed directly to its members. Accordingly, no provision has been made for federal income tax. Further, because losses incurred have been reported by the members, no operating losses are available to offset future income.

         After February 26, 1999, the Company provides for income taxes based upon income reported for financial reporting purposes. Certain charges to earnings will differ as to timing from those deducted for tax purposes. The tax effect of those differences will be recorded as deferred income taxes. At December 31, 1999, the Company has a deferred tax asset of $1,072,000 resulting from a net operating loss for the period February 27, 1999 through December 31, 1999. The Company has provided for a valuation allowance of $1,072,000 at December 31, 1999.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         Management believes the fair value of financial instruments approximates their carrying amounts.

11.   DEFERRED OFFERING COSTS

         Costs associated with the recapitalization are deferred to the period in which the recapitalization occurs.

12.   DISCOUNT ON DEBT

         Costs incurred in connection with the issuance of debt are amortized over the expected life of the debt. The beneficial conversion feature has been accounted for as additional paid-in capital and associated unamortized discount on debt recorded as a component of stockholders' equity.

13.   LOSS PER SHARE

         Loss per common share is computed based upon the weighted average shares outstanding giving retroactive effect of common shares issued to members of Watt Monitor LLC upon completion of the recapitalization. Convertible equity instruments are not considered in the calculation of net loss per share as their inclusion would be antidilutive at December 31, 1998 and 1999.

                              WATTAGE MONITOR INC.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE B - RELATED PARTY TRANSACTIONS

         The Company leased its office space in San Francisco through October 1998 from a company in which the President is a director and has a financial interest. The total rent expense was $19,750 for the year ended December 31, 1998.

         For the years ended December 31, 1998 and 1999, the Company paid approximately $132,000 and $0 for software development to Kirschenbaum, Bond & Partners, the principals of which have a financial interest in the Company, and one partner is a director of the Company.

         The Company also purchased approximately $112,000 and $14,800 of equipment from Kirschenbaum, Bond & Partners during the years ended December 31, 1998 and 1999. The Company paid Kirschenbaum, Bond & Partners $5,600 and $104,000 for advertising for the years ended December 31, 1998 and 1999, respectively.

         The Company purchased office equipment for approximately $13,000 and $0 from a company in which the President is a director and has a financial interest during the years ended December 31, 1998 and 1999.

NOTE C - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                                       DECEMBER 31,
                                                           1999               LIVES
                                                    -------------------    -------------
        Furniture and equipment                            $  136,210        5-7 years
        Software                                              892,391          3 years
                                                    -------------------
                                                            1,028,601

        Less accumulated depreciation
          and amortization                                   (165,838)
                                                    -------------------

                                                           $  862,763
                                                    ===================


                              WATTAGE MONITOR INC.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE D - STOCKHOLDERS' EQUITY (DEFICIT)

         The Company had two classes of membership interests. There were 10,000,000 authorized units of Class I membership interests, of which 5,000,000 units were outstanding as of both December 31, 1997 and 1998. There were 10,000,000 authorized units of Class II membership interests. No units were outstanding as of December 31, 1997, and 666,667 were outstanding at December 31, 1998.

         In January 1999, Watt Monitor LLC sold 37,777 membership units.

         On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation) acquired all of the equity (membership units) of the Company. For accounting purposes, the acquisition is treated as a recapitalization with the Company as the acquirer (a reverse acquisition). Pro forma information is not presented since the acquisition is not a business combination. The members exchanged their membership units for 7,550,450 shares of common stock (approximately 72% of the outstanding common stock) of Wattage Monitor Inc. In addition, each member, other than the controlling members, was entitled to acquire such number of shares of common stock at $1.00 per share as necessary to maintain the same ownership percentage in Wattage Monitor Inc. as such member held in the Company. In connection with this right, 657,366 shares were issued. Also, in connection with the recapitalization, all employees exchanged their contingent membership interests for stock options to purchase 918,000 shares of Wattage Monitor Inc. exercisable at $1.00 per share.

         Certain stockholders of Wattage Monitor Inc. advanced approximately $500,000 in January 1999, which, along with $500,000 advanced in 1998, were converted into 2,750,000 shares of common stock in 1999. In October 1999, notes payable and accrued interest of $487,580 were converted to 325,054 shares of common stock.

         In connection with its recapitalization, Wattage Monitor Inc. issued 1,000,000 shares of Series A 6% Convertible Preferred Stock for $3,000,000. The Series A 6% Preferred Stock accrues dividends at 6% per annum, payable annually, commencing on February 26, 2000. The dividend at the option of the Company may be paid in common stock. Each share of Series A 6% Preferred Stock is convertible into one share of common stock. Such shares convert: (1) upon the exercise of the warrant to purchase Series B Preferred Stock; (2) upon Wattage Monitor Inc. raising $5,000,000 in an offering of common stock at $1.00 per share or greater; or (3) at the option of the holder. In connection with the issuance of the Series A 6% Preferred Stock, each purchaser received one Series B warrant to purchase 3.5 shares of Series B Preferred Stock at $1.00 per share exercisable 181 days after closing through December 15, 1999 or within 30 days of a notice of a sale of at least $7,000,000 in equity securities of Wattage Monitor Inc. for each share of Series A 6% Preferred Stock purchase.

         During the year ended December 31, 1999, 1,000,000 Series B warrants were exercised to purchase 3,500,000 shares of Series B Convertible Preferred Stock at $1.00 per share. Each share of Series B Preferred Stock is convertible into one share of common stock. Upon exercise of the warrants the Series A Convertible Preferred Stock was converted to 1,000,000 shares of common stock.

                              WATTAGE MONITOR INC.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE D - STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

         In the event of liquidation, the Series A and B Preferred stock ranks senior to all of the common stock. The preferred stockholders shall be entitled to receive an amount equal to the sum of the original issue price and any accrued but unpaid dividends.

         In connection with the merger, a warrant was issued to the holder of 250,000 shares of preferred stock which represents the right to purchase 100,000 shares of common stock at $1.00 per share. Also, warrants to purchase 449,999 shares of common stock at $1.50 per share are outstanding. These warrants were issued in connection with notes payable to related parties which were repaid during the year ended December 31, 1999.

NOTE E - CONTINGENT MEMBERSHIP INTERESTS/STOCK OPTIONS

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

         The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1998 and 1999: dividend yield of 0.0%, expected volatility of 0.0% and 150%, risk free interest rate of 4.91% and 6%, respectively, and an expected holding period from three to four years. Based on these assumptions, compensation expense was immaterial for the years ended December 31, 1998 and 1999.

                              WATTAGE MONITOR INC.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE E - CONTINGENT MEMBERSHIP INTERESTS/STOCK OPTIONS - (CONTINUED)

         Presented below is a summary of the status of the stock options after giving retroactive effect to the recapitalization.

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                                    EXERCISE
                                                                                      PRICE
                                                                                  --------------
        BALANCE AT DECEMBER 31, 1997                                225,000           1.00
             Granted                                                621,300           1.00
             Forfeited/expired                                         (450)          1.00
        BALANCE AT DECEMBER 31, 1998                                845,850           1.00
             Granted                                                214,600           3.49
             Forfeited/expired                                      (66,200)          1.10
             Exercised                                              (14,100)          1.00
                                                                -------------

        BALANCE AT DECEMBER 31, 1999                                980,150
                                                                =============



                                                                        WEIGHTED
                             RANGE OF                                   AVERAGE
                             EXERCISE              OPTIONS            CONTRACTUAL            OPTIONS
                              PRICES             OUTSTANDING              LIFE             EXERCISABLE
                          ----------------    ------------------     ---------------    -------------------
December 31, 1999                 $1.00            826,550                     8.56           229,517
                                   ====            =======                     ====         =========
                             $2.13-2.88              4,600                     9.95               -0-
                              =========           ========                     ====         =========
                             $3.13-3.78             55,000                     9.77            10,000
                              =========           ========                     ====         =========
                                  $4.50             60,000                     9.76            60,000
                                   ====           ========                     ====         =========
                           $6.13 - 7.87             34,000                     9.24               -0-
                           ============           ========                     ====         =========


NOTE F - EMPLOYEE BENEFIT PLANS

         The Company adopted a 401(k) retirement plan (the "plan") effective January 1, 1998, which provides for employee salary deferrals limited to 25% of a participant's compensation and discretionary Company contributions. The plan year ends on December 31st. The plan covers employees who have completed one month of service and have attained the minimum age requirement, as defined in the plan. The Company made no contributions in the year ended December 31, 1998 and 1999.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE G - LEASE COMMITMENTS

         The Company leases its office space and certain computer equipment under operating leases, which expire through 2002. The Company has options to extend the leases for additional lease periods. The leases require monthly rental payments totaling approximately $13,916. Total rent expense for the years ended December 31, 1998 and 1999 was $52,700 and $91,893, respectively.

         The following is a schedule of the future minimum lease payments under the operating leases, as of December 31, 1999:

        Year ending December 31,
                  2000                                       $119,824
                  2001                                         89,087
                  2002                                         20,339
                                                         -------------

        Net minimum lease payments                           $229,250
                                                         =============


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth certain information with respect to our directors and executive officers as of December 31, 1999:

         NAME                  AGE      COMPANY POSITION AND OFFICES HELD
         -------------------   ---      -----------------------------------------------
         Stephen D. Klein      40       Chairman of the Board of Directors
         Gerald R. Alderson    53       President, Chief Executive Officer and Director
         Joel Dumaresq         35       Director
         Alexander Ellis III   49       Vice President - Marketing and Director
         Ajmal Khan            38       Director
         Daniel I. DeWolf      42       Secretary
         Robert E. Forrest     31       Vice President - Operations
         John D. Westfield     37       Vice President - Technology

         STEPHEN D. KLEIN, age 40, is the Chairman of the Board and a founder of Wattage Monitor. He is not an employee. Since 1990, he has been a Managing Partner and Director of Media and Interactive Services of Kirshenbaum Bond & Partners, one of the country's most successful independent advertising agencies. Mr. Klein is one of the advertising industry's pioneers in the integration of Internet media into brand-building marketing efforts. Mr. Klein has a B.A. in English from Columbia University.

         GERALD R. ALDERSON, age 53, is a founder and President of Wattage Monitor. Between 1982 and the founding of Wattage Monitor in mid-1997, Mr. Alderson held a variety of positions with Kenetech Corporation, including as its President and Chief Executive Officer. He received his B.A. from Occidental College and his M.B.A. from Harvard University Graduate School of Business Administration.

         JOEL DUMARESQ, age 35, is a director of Wattage Monitor. Mr. Dumaresq is an experienced business executive and investment banking specialist. Since 1996, Mr. Dumaresq has acted as an independent investor and currently sits on the Board of Directors of a number of public and private companies. Since 1996, Mr. Dumaresq has also served as a Vice President of Verus Capital Corp. From 1994 to 1996, Mr. Dumaresq was President and Chief Executive Officer of Westair Aviation Inc., a full service, regional airline, and has served in various roles for a large investment banking firm. From 1987 to 1994, Mr. Dumaresq served as an institutional equity account representative with RDC Dominion Securities.

         ALEXANDER ELLIS III, age 49, has served as Vice President - Marketing for Wattage Monitor since its founding. Since 1990, Mr. Ellis held a number of management positions at Kenetech Corporation, including as its Vice President - Marketing. Between 1989 and 1990, he was Vice President Corporate Accounts at Knoll International, Inc. Mr. Ellis received his B.A. from Colorado College and his Masters in Public and Private Management from Yale School of Organization & Management.

         AJMAL KHAN, age 38, is a director of Wattage Monitor. In 1987 Mr. Khan founded, and became the President of, Verus Capital Corp., a diversified investment group. Verus is involved in the ownership of hotels; venture capital financing; corporate acquisitions; and several joint ventures entailing name brand franchising and licensing. Mr. Khan also has a joint venture interest in

Barakaat Holdings Ltd., a sports marketing company. Since October of 1998, he has also served as a director of Advanced Bodymetrics, Inc., a publicly traded high-tech company dedicated to developing sports wristwatches that are able to monitor and display various functions of the human body. Since July of 1998, Mr. Khan has served as a director of iParty Corp., a publicly-traded company dedicated to providing information and services with respect to coordinating events.

         DANIEL I. DEWOLF, age 42, is Secretary of Wattage Monitor. Since January 2000, Mr. DeWolf has served as Director of the Venture Capital Group of Wit Capital Corporation. From 1994 to January 2000, Mr. DeWolf was an attorney with Camhy Karlinsky & Stein LLP where he established and headed the Firm's New Media and E-Law Group. From 1998 to January 2000, Mr. DeWolf also served as a Managing Director of Dawntreader Fund I LP, a venture capital fund. Mr. DeWolf is a graduate of the University of Pennsylvania (cum laude) and the University of Pennsylvania School of Law.

         ROBERT E. FORREST, age 31, has served as Vice President - Operations for Wattage Monitor since March of 1998. Between May 1993 and his joining Wattage Monitor, Mr. Forrest held a variety of finance positions, including cost control and system development, principally in the food products industry. Since October 1995, in his most recent position, Mr. Forrest was the finance lead for all United States trade agreement negotiations for Burns Philp, Inc., a global food company. Mr. Forrest received his B.A. from the University of California at Los Angeles (magna cum laude).

         JOHN D. WESTFIELD, age 37, has served as Vice President - Technology for Wattage Monitor since April of 1998. Between December, 1996 and April, 1998, Mr. Westfield was a Director of Special Programs for Computer Sciences Corporation. Between April, 1989 and November, 1996, he held a variety of management and information technology positions with American Airlines including responsibility for the design of the SABRE reservation system's internet interface. Mr. Westfield holds both a Bachelor's and Master's degree from The University of Texas, at Austin.

         All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. All directors have held office since the Company's merger with WattMonitor LLC on February 26, 1999. Officers are elected on an annual basis by the Board of Directors and serve at the discretion of the Board.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

         During the last five years, none of the directors, executive officers or control persons of Wattage Monitor have been:

         -    A party to a bankruptcy proceeding;

         -    Convicted in a criminal proceeding;

         - Subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         - Found to have violated a federal or state securities or commodities law.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT.

         Section 16 of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and beneficial owners of more than 10% of any class of the Company's registered equity securities to file with the Securities and Exchange Commission initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of the Company's common stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports they file.

         To the Company's knowledge, all directors, officers and beneficial owners of more than 10% of any class of the Company's registered equity securities, filed all reports required of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ending December 31, 1999.

ITEM 10 - EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE.

         The following table sets forth all compensation awarded to our Chief Executive Officer, all of our executive officers who received compensation in excess of $100,000 for the fiscal year ended December 31, 1999:

                                                                    Annual                       Long Term
                                                                 Compensation               Compensation Awards
     Name and Principal Position                 Year               Salary             Securities Underlying Options
     --------------------------------------      ----               ------             -----------------------------
     Gerald R. Alderson....................      1999              $ 150,000                       10,000
         President, Chief Executive              1998              $ 137,500                          ---
         Officer and Director

     Alexander Ellis, III..................      1999              $ 125,000                       10,000
         Vice President - Marketing              1998              $ 125,000                       75,000
                                                 1997               $ 62,500                      225,000

     John D. Westfield.....................      1999              $ 195,000                          ---
         Vice President - Technology             1998              $ 136,500                      125,000

OPTION GRANTS IN 1999.

         Set forth below is information on grants of stock options for our executive officers for the fiscal year ended December 31, 1999.

                                                                Individual Grants
                                          ----------------------------------------------------------------
                                             Number of       % of Total
                                            Securities     Options Granted
                                            Underlying      to Employees        Exercise        Expiration
     Name                                 Options Granted      in 1999       Price per Share       Date
     -------------------------------      ---------------      -------       ---------------       ----
     Gerald R. Alderson (1)
         Granted Sept. 1999.........          10,000             8%              $ 4.50           10/1/09
     Alexander Ellis, III (1)
         Granted Sept. 1999.........          10,000             8%              $ 4.50           10/1/09

     (1) Options were granted on September 30, 1999 and were fully exercisable on October 1, 1999.

AGGREGATED OPTION EXERCISES IN 1999 AND YEAR END OPTION VALUES.

         Set forth below is information with respect to the stock options held by our executive officers at December 31, 1999.

                                                                    Number of                        Value of
                                                              Securities Underlying                 Unexercised
                                 Shares                        Unexercised Options             In-The-Money Options
                                Acquired        Value         at December 31, 1999             at December 31, 1999
Name                          on Exercise     Realized      Exercisable/Unexercisable      Exercisable/Unexercisable (1)
---------                     -----------     --------      ------------------------------------------------------------
Gerald R. Alderson.........        ---           ---               10,000 / 0                        $ 0 / $ 0

Alexander Ellis, III.......        ---           ---            160,000 / 150,000              $ 121,500 / $ 121,500

John D. Westfield..........       9,000       $ 20,445          16,000 / 100,000                $ 12,960 / $ 81,000

     (1) Calculated on a per share value of $1.81 per share at December 31, 1999 vs. an exercise price of $1.00 per share.

DIRECTOR COMPENSATION.

         Compensation of directors consists solely of reimbursement of their expenses for attending meetings. Additionally, each director receives immediately exercisable stock options to purchase 10,000 shares of our common stock on the date of the annual meeting of our shareholders except that in 1999 the grant occurred on September 30, 1999.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

         On January 1, 1998, WattMonitor LLC, as our predecessor, entered into an Employment Agreement with Mr. Alderson. On February 26, 1999, we assumed Mr. Alderson's employment agreement. Mr. Alderson's initial employment term expires on December 31, 2000, but will be automatically renewed for an unlimited series of one-year periods unless either party notifies the other.

         Mr. Alderson currently receives a base salary of $150,000 per year, which is subject to an annual adjustment at the discretion of our board of directors. Under the terms of the agreement, Mr. Alderson is eligible to receive a bonus for services rendered, subject to the discretion of our board of directors. In the event we terminate Mr. Alderson's employment for any reason other than "for cause", then Mr. Alderson will be entitled to receive a lump sum termination payment equal to two years' base salary.

         In the event we experience a change in control and Mr. Alderson resigns, or is terminated, within six months of the change in control Mr. Alderson will be entitled to receive two years base salary, payable in one lump sum. He will also be entitled to receive a payment equal to the greater of his bonuses for the three years prior to the termination or eighteen months base salary. In no event will this termination payment exceed 2.99 times Mr. Alderson's average annual cash compensation during the five years prior to his termination.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2000 as follows:

         - By each person who is known by Wattage Monitor to beneficially own more than 5% of Wattage Monitor's common stock, fully diluted;

         -    By each of Wattage Monitor's directors;

         - By each officer named under "Directors, Executive Officers, Promoters and Control Persons"; and

         -    By all officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. This table is based upon information supplied to us by officers, directors and principal stockholders. Except as otherwise indicated, we believe that the persons or entities named in the table have sole voting power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable.

         The table should be read in conjunction with the information that follows it. The percentages set forth in the table assume 13,421,520 shares of common stock outstanding as of March 1, 2000.

         Mr. Lessin's beneficial ownership column includes 564,706 shares of common stock beneficially owned through RHL Ventures LLC, warrants (exercisable at any time) to purchase an aggregate of 383,333 shares of common stock beneficially owned through RHL Ventures LLC, and 2,541,963 shares of common stock owned directly.

         The aggregate beneficial ownership of Salomon Smith Barney Inc., Salomon Brothers Holding Company Inc., Salomon Smith Barney Holdings Inc., and Citigroup Inc. (identified in the table below as Salomon Smith Barney/Citigroup) of 2,217,409 shares of the Company's common stock is evidenced by the filing of a Schedule 13(g) on November 30, 1999. We are relying solely on that filing for the purposes of this table.

         Mr. Alderson's and Mr. Klein's beneficial ownership columns include warrants (exercisable at any time) to purchase an aggregate of 66,666 shares of common stock beneficially owned.

         The aggregate amount for Mr. Dumaresq and Mr. Khan includes shares beneficially owned by Verus Capital Corp. which includes warrants (exercisable at any time) to purchase 100,000 shares of common stock from Valiant Growth Fund, options to purchase 50,000 shares of common stock and options to purchase 250,000 shares of common stock underlying our Series B preferred stock. Mr. Dumaresq and Mr. Khan have the right to acquire 30% and 70% respectively, of the options or the underlying shares. Mr. Dumaresq and Mr. Khan each disclaim beneficial ownership of such shares.

         The numbers in Mr. Ellis', and Mr. Westfield's beneficial ownership columns represent options to purchase an aggregate of 191,000 shares of common stock, which are immediately exercisable. The numbers do not include options to purchase an additional 450,000 shares of common stock, which are not currently exercisable.

         Mr. DeWolf is married to Pamela Ehrenkranz DeWolf, who owns 12,500 shares of common stock. Mr. DeWolf disclaims beneficial ownership of his wife's shares.

         The aggregate amounts for Mr. Alderson, Mr. Klein, Mr. Khan, Mr. Ellis and Mr. Dumaresq, and Mr. DeWolf each include 10,000 options to purchase an aggregate of 60,000 shares of our common stock, granted to them. The options are exercisable immediately.

                                                              Number of Shares of
                                                                 Common Stock              Percentage of
         Name and Address of Beneficial Owner                 Beneficially Owned       Beneficial Ownership
         ------------------------------------                 -------------------      --------------------
         Robert H. Lessin                                          3,490,002                    25.3%
         c/o Wit Capital
         826 Broadway, 6th Floor
         New York, NY 10003

         Salomon Smith Barney/Citigroup                            2,217,409                    16.5%

         Gerald R. Alderson                                        1,713,243                    12.7%
         c/o Wattage Monitor
         1100 Kietzke Lane
         Reno, NV 89502

         Stephen D. Klein                                          1,313,920                     9.8%
         c/o Kirshenbaum Bond & Partners
         145 6th Avenue
         New York, NY 10013

                                                              Number of Shares of
                                                                 Common Stock              Percentage of
         Name and Address of Beneficial Owner                 Beneficially Owned       Beneficial Ownership
         ------------------------------------                 -------------------      --------------------
         Ajmal Khan                                                  290,000                     2.1%

         Alexander Ellis, III                                        160,000                     1.2%

         Joel Dumaresq                                               130,000                     1.0%

         Daniel I. DeWolf                                             22,500                        *

         John D. Westfield                                            16,000                        *

         All Officers and Directors (7 persons)                    3,645,663                    25.9%

              *  Less than one percent (1.0%)

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 14, 1998, RHL Ventures LLC loaned us $425,000. The loan is evidenced by a promissory note for $425,000, bearing interest at 12% per annum. The principal balance of the note, plus accrued interest of $62,581 was converted into 325,054 shares of our common stock, at an exercise price of $1.50 per share, on October 29, 1999. On August 14, 1998, we also issued a warrant to RHL Ventures exercisable through August 1, 2005, to purchase 283,333 shares of our common stock at an exercise price of $1.50 per share. The warrant is exercisable immediately but has not yet been exercised. RHL Ventures is one of our shareholders. Mr. Lessin, one of our shareholders, is the President and Chief Executive Officer of RHL Ventures.

         Between October 7, 1998 and January 18, 1999, Verus Capital Corp., on behalf of investors, advanced us an aggregate of $1,000,000. The right to this advance was subsequently assigned by the investors to Wattage Monitor Inc. prior to our merger in exchange for 2,750,000 shares of common stock. Upon the merger of Wattage Monitor Inc. and WattMonitor LLC, the advance became a payable to ourselves and was canceled. Mr. Khan is the President of Verus and one of our directors.

         On December 29, 1998, RHL Ventures loaned us $150,000, with interest at 12% per annum. The note was repaid in February of 1999. On December 29, 1998, we also issued a warrant to RHL Ventures exercisable through December 29, 2005, to purchase 100,000 shares of our common stock at an exercise price of $1.50 per share. The warrant was exercisable immediately. Mr. Lessin, one of our shareholders, is the President and Chief Executive Officer of RHL Ventures.

         On December 29, 1998, Gerald R. Alderson loaned us $50,000, with interest at 12% per annum. The note was repaid in March of 1999. On December 29, 1998, we also issued a warrant to Mr. Alderson exercisable through December 29, 2005, to purchase 33,333 shares of our common stock at an exercise price of $1.50 per share. The warrant was exercisable immediately. Mr. Alderson is our President and Chief Executive Officer, as well as one of our directors.

         On December 29, 1998, Stephen D. Klein loaned us $50,000, with interest at 12% per annum. The note was repaid in February of 1999. On December 29, 1998, we also issued a warrant to Mr. Klein exercisable through December 29, 2005, to purchase 33,333 shares of our common stock at an exercise price of $1.50 per share. The warrant was exercisable immediately. Mr. Klein is the Chairman of our Board of Directors and a shareholder.

         For the period ended December 31, 1998, we paid approximately $132,000 for software development to Kirshenbaum Bond & Partners. During the same period, we also purchased approximately $112,000 of equipment from Kirshenbaum. Stephen
D. Klein, a partner of Kirshenbaum, is one of our directors.

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a) 1.   Financial Statements - See Financial Statements included herein.

         2.   Financial Statement Schedules - Not Applicable.

         3. Exhibits - Incorporated by reference to the Exhibit Index at the end of this Report.

     (b)      Reports on Form 8-K - None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2000.

                                WATTAGE MONITOR INC.

                                By:      /s/ Gerald R. Alderson
                                         ----------------------
                                         Gerald R. Alderson
                                         President, Chief Executive Officer and
                                         Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    /s/ Gerald R. Alderson                  March 15, 2000
                    -----------------------------
                    Gerald R. Alderson, Director, President,
                         Chief Executive Officer and
                         Principal Financial Officer

                    /s/ Joel Dumaresq                       March 15, 2000
                    -----------------------------
                    Joel Dumaresq, Director

                    /s/ Alexander Ellis III                 March 15, 2000
                    -----------------------------
                    Alexander Ellis III, Director

                                  EXHIBIT INDEX

  EXHIBIT
    NO.       DESCRIPTION PAGE
  -------     ----------------
   2.1*       Agreement and Plan of Merger by and between WattMonitor LLC and
              Wattage Monitor, dated as of February 26, 1999 (filed without exhibits or schedules) (filed as Exhibit 2.1 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   3.1* Amended and Restated Articles of Incorporation of Wattage Monitor as filed with the Secretary of State of the State of Nevada on February 24, 1999 (filed as Exhibit 3.1 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   3.2* Amended and Restated By-Laws of Wattage Monitor, adopted as of February 19, 1999 (filed as Exhibit 3.2 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   4.1* Specimen Common Stock certificate (filed as Exhibit 4.1 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   4.2* Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on February 24, 1999 (filed as Exhibit 4.2 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   4.3* Certificate of Amendment of Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on February 26, 1999 (filed as Exhibit 4.3 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13,
              1999).

   4.4* Certificate of Designation of Series B Preferred Stock, as filed with the Secretary of State of the State of Nevada on September 9, 1999 (filed as Exhibit 4.4. to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   10.1* Stock Purchase Agreement by and among Knowledge Networks Acquisitions, Inc., Intrepid International S.A. and Certain Purchasers, dated February 5, 1999 (filed as Exhibit 10.1 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   10.2* Registration Rights Agreement by and among Wattage Monitor and Certain Shareholders, dated as of February 26, 1999 (filed as
              Exhibit 10.3 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   10.3* Employment Agreement by and between WattMonitor LLC and Gerald R. Alderson, dated January 1, 1998, as assumed by Wattage Monitor on February 26, 1999 (filed as Exhibit 10.4 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   10.4* Warrant to Stephen D. Klein to purchase 33,333 Class II Membership Units of WattMonitor LLC, dated December 29, 1998 (filed as
              Exhibit 10.5 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   10.5* Warrant to RHL Ventures LLC to purchase 100,000 Class II Membership Units of WattMonitor LLC, dated December 29, 1998 (filed as Exhibit 10.6 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   10.6* Warrant to Gerald R. Alderson to purchase 33,333 Class II Membership Units of WattMonitor LLC, dated December 29, 1998 (filed as Exhibit 10.7 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   10.7* Warrant to RHL Ventures LLC to purchase 283,333 Class II Membership Units of WattMonitor LLC, dated August 14, 1998 (filed as Exhibit 10.8 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   10.8*      Form of Lock-Up Agreement, executed by Gerald R. Alderson, Stephen
              D. Klein, Robert H. Lessin and RHL Ventures LLC (filed as Exhibit
              10.9 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   10.9*      Wattage Monitor 1999 Incentive Compensation Plan (filed as Exhibit
              10.10 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   27         Financial Data Schedule.
------------------------------

           * Exhibits designated with an asterisk (*) have previously been filed with the Commission and are incorporated herein by reference to the document referenced in parentheticals following the descriptions of such exhibits.