Form 10QSB
period 2000-03-31
WATTAGE MONITOR INC
filed 2000-05-09
CIK 1081255

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [  X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2000

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

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of May 1, 2000, 13,421,520 shares of common stock of the issuer were outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [    ]  No [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                 March 31, 2000

                                                                                       (Unaudited)
                                                                                    -----------------
                                     ASSETS
              CURRENT ASSETS
                  Cash and cash equivalents                                         $       2,477,374
                  Accounts receivable                                                           2,140
                  Prepaid expenses                                                            100,917
                                                                                    -----------------
                           Total current assets                                             2,580,431
                                                                                    -----------------
              PROPERTY AND EQUIPMENT, NET                                                     905,495
                                                                                    -----------------
              OTHER ASSETS
                  Software licenses                                                            22,500
                  Patents and trademarks                                                       34,731
                  Deposits                                                                     11,262
                                                                                    -----------------
                           Total other assets                                                  68,493
                                                                                    -----------------
                                                                                    $       3,554,419
                                                                                    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

              CURRENT LIABILITIES
                  Accounts payable                                                  $         365,703
                  Accrued liabilities                                                          57,765
                                                                                    -----------------
                           Total current liabilities                                          423,468
                                                                                    -----------------
              COMMITMENTS                                                                           -
                                                                                    -----------------
              STOCKHOLDERS' EQUITY
                  Preferred stock, Series B, convertible; $0.01 par value,
                      5,000,000 shares authorized, 2,625,000 shares
                      issued and outstanding                                                   26,250
                  Common stock, $0.01 par value, 25,000,000 shares
                      authorized, 13,421,520 shares issued and
                      outstanding                                                             134,216
                  Additional paid-in capital                                               11,527,574
                  Deficit accumulated during the development stage                         (8,557,089)
                                                                                    -----------------
                      Total stockholders' equity                                            3,130,951
                                                                                    -----------------
                                                                                    $       3,554,419
                                                                                    =================

        The accompanying notes are an integral part of this statement.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                     CUMULATIVE
                                                                                                   FROM INCEPTION
                                                    THREE MONTHS ENDED MARCH 31,                  (JULY 1, 1997) TO
                                                   1999                       2000                 MARCH 31, 2000
                                            ------------------          ----------------          -----------------
                                                (UNAUDITED)                (UNAUDITED)               (UNAUDITED)
REVENUE                                     $               -          $           1,790         $            1,790

OPERATING EXPENSES
     Telecommunications                     $         238,951          $         183,181         $        1,313,857
     System development                               118,401                    132,370                  1,278,775
     Marketing                                        195,178                    196,252                  1,334,076
     General and administrative                       309,051                    349,926                  2,673,054
     Depreciation and amortization                     22,418                     80,378                    274,622
                                            -----------------          -----------------         ------------------
         Net loss from operations                    (883,999)                  (940,317)                (6,872,594)
                                            -----------------          -----------------         ------------------

OTHER INCOME (EXPENSE)
     Interest expense                              (1,272,736)                         -                 (1,824,297)
     Interest and dividend income                       6,501                     36,969                    155,121
     Gain (loss) on disposal of assets                      -                          -                    (15,319)
                                            -----------------          -----------------         ------------------
                                                   (1,266,235)                    36,969                 (1,684,495)
                                            -----------------          -----------------         ------------------

         NET LOSS                           $      (2,150,234)         $        (903,348)        $       (8,557,089)
                                            =================          =================         ==================

LOSS PER COMMON SHARE                       $           (0.25)         $           (0.07)        $            (0.95)
                                            =================          =================         ==================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           8,680,059                 13,363,828                  9,029,845
                                            =================          =================         ==================

        The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                CUMULATIVE
                                                                                              FROM INCEPTION
                                                     THREE MONTHS ENDED MARCH 31,            (JULY 1, 1997) TO
                                                     1999                   2000              MARCH 31, 2000
                                               -----------------      -----------------      -----------------
                                                  (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $      (2,150,234)     $        (903,348)     $      (8,557,089)
                                               -----------------      -----------------      -----------------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Write off of software license                             -                      -                184,875
     Loss on disposal of assets                                -                      -                 15,319
     Amortization of discount on debt                  1,265,000                      -              1,760,000
     Depreciation and amortization                        22,418                 80,378                274,622
     Changes in:
       Accounts receivable                                     -                 (2,140)                (2,140)
       Prepaid expenses                                  (66,635)               (71,261)              (100,916)
       Other assets                                       (8,870)               (10,227)               (45,993)
       Accounts payable                                   71,736                (64,120)               124,381
       Accrued liabilities                                23,940                 10,729                 57,766
       Accrued interest                                    6,224                      -                 62,580
                                               -----------------      -----------------      -----------------
         Total adjustments                             1,313,813                (56,641)             2,330,494
                                               -----------------      -----------------      -----------------
         Net cash used in operating activities          (836,421)              (959,989)            (6,226,595)
                                               -----------------      -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                (12,209)              (119,360)            (1,161,491)
                                               -----------------      -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred offering costs                                48,670                      -                      -
   Issuance of membership units                                -                      -              1,399,710
   Issuance of notes payable to related
     parties                                             500,000                      -              1,729,000
   Acquisition of Wattage Monitor, Inc.                2,819,284                      -              2,819,284
   Common stock issued                                   707,366                      -                707,366
   Series B preferred stock warrants exercised                 -                      -              3,500,000
   Stock options exercised                                   450                      -                 14,100
   Payments on notes payable to related
     parties                                            (304,000)                     -               (304,000)
                                               -----------------      -----------------      -----------------

         Net cash provided by
         financing activities                          3,771,770                      -              9,865,460
                                               -----------------      -----------------      -----------------

       NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                       2,923,140             (1,079,349)             2,477,374

Cash and cash equivalents beginning of period            137,688              3,556,723                      -
                                               -----------------      -----------------      -----------------

Cash and cash equivalents end of period        $       3,060,828      $       2,477,374      $       2,477,374
                                               =================      =================      =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
   Software license agreement and development
   costs included in accounts payable          $          48,955      $               -      $         373,129
                                               =================      =================      =================

   Notes payable converted to common stock     $       1,000,000      $               -      $       1,487,580
                                               =================      =================      =================

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

2.   INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements for the three month period ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 included in Form 10-KSB. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other period.

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

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES AND NATURE OF BUSINESS - (CONTINUED)

6.   PATENTS AND TRADEMARKS

         The Company has filed for a patent relating to its computer-based system and methods for collecting and providing information regarding the electric power industry and available electric supply options. The Company has also applied for trademarks to limit the use by others of WM, Wattage Monitor, Kilowatt Monitor and Watt Monitor. During the three months ended March 31, 2000, the Company received certificates of registration from the U.S. Patent and Trademark Office for WM and Wattage Monitor. Patent and trademark expenses will be amortized on the straight-line method over ten years.

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

         After February 26, 1999, the Company provides for income taxes based upon income reported for financial reporting purposes. Certain charges to earnings will differ as to timing from those deducted for tax purposes. The tax effect of those differences will be recorded as deferred income taxes. At March 31, 2000, the Company has a deferred tax asset of $1,380,000 resulting from a net operating loss for the period February 27, 1999 through March 31, 2000. The Company has provided for a valuation allowance of $1,380,000 at March 31, 2000.

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

14.   LOSS PER SHARE

         Loss per common share is computed based upon the weighted average shares outstanding giving retroactive effect of common shares issued to members of WattMonitor LLC upon completion of the recapitalization. Convertible equity instruments are not considered in the calculation of net loss per share as their inclusion would be antidilutive at March 31, 1999 and 2000.

NOTE B - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                         MARCH 31,
                                                           2000               LIVES
                                                    -------------------    -------------
        Furniture and equipment                              $197,437        5-7 years
        Software                                              950,959          3 years
                                                    -------------------
                                                            1,148,396
        Less accumulated depreciation
          and amortization                                   (242,901)
                                                    -------------------
                                                             $905,495
                                                    ===================

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE C - STOCKHOLDERS' EQUITY (DEFICIT)

         In January 1999, Watt Monitor LLC sold 37,777 membership units.

         On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation) acquired all of the equity (membership units) of WattMonitor LLC. For accounting purposes, the acquisition is treated as a recapitalization with the Company as the acquirer (a reverse acquisition). Pro forma information is not presented since the acquisition is not a business combination. The members exchanged their membership units for 7,550,450 shares of common stock (approximately 72% of the outstanding common stock) of Wattage Monitor Inc. In addition, each member, other than the controlling members, was entitled to acquire such number of shares of common stock at $1.00 per share as necessary to maintain the same ownership percentage in Wattage Monitor Inc. as such member held in the Company. In connection with this right, 657,366 shares were issued. Also, in connection with the recapitalization, all employees exchanged their contingent membership interests for stock options to purchase 918,000 shares of Wattage Monitor Inc. exercisable at $1.00 per share.

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

         During the year ended December 31, 1999, 1,000,000 Series B warrants were exercised to purchase 3,500,000 shares of Series B Convertible Preferred Stock at $1.00 per share. Each share of Series B Preferred Stock is convertible into one share of common stock. In January 2000, 875,000 shares of the Series B Preferred Stock were converted into common stock. Upon exercise of the warrants the Series A Convertible Preferred Stock was converted to 1,000,000 shares of common stock.

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

NOTE C - STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

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

NOTE D - CONTINGENT MEMBERSHIP INTERESTS/STOCK OPTIONS

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

         The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 1999 and 2000: dividend yield of 0.0%, expected volatility of 0% and 150%, respectively, risk free interest rate of 6%, and an expected holding period from three to four years. Based on these assumptions, compensation expense was immaterial for the three months ended March 31, 1999 and 2000.

         Presented below is a summary of the status of the Company's stock options and the related transactions.

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                                    EXERCISE
                                                                                      PRICE
                                                                                  --------------
        BALANCE AT DECEMBER 31, 1999                                 980,150           1.54
             Granted                                                 123,300           1.72
             Forfeited/expired                                        (1,800)          2.88
                                                                -------------

        BALANCE AT MARCH 31, 2000                                  1,101,650
                                                                =============

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE D - CONTINGENT MEMBERSHIP INTERESTS/STOCK OPTIONS - (CONTINUED)

                                                                        WEIGHTED
                             RANGE OF                                   AVERAGE
                             EXERCISE              OPTIONS             CONTRACTUAL           OPTIONS
                              PRICES             OUTSTANDING              LIFE             EXERCISABLE
                          ----------------    ------------------     ---------------    -------------------
March 31, 2000               $1.00-1.70            944,050                8.50                  480,533
                           ============            =======                ====                  =======
                             $2.13-2.88              8,600                9.89                      -0-
                           ============            =======                ====                  =======
                             $3.13-3.78             55,000                9.52                   11,625
                           ============            =======                ====                  =======
                                  $4.50             60,000                9.51                   60,000
                           ============            =======                ====                  =======
                           $6.13 - 7.87             34,000                8.99                    8.500
                           ============            =======                ====                  =======

NOTE E - EMPLOYEE BENEFIT PLANS

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

NOTE F - LEASE COMMITMENTS

         The Company leases its office space and certain computer equipment under operating leases, which expire through 2002. The Company has options to extend the leases for additional lease periods. The leases require monthly rental payments totaling approximately $13,916.

         Certain statements in this Form 10-QSB, including information set forth under Item 2 "Plan of Operation" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

ITEM 2 - PLAN OF OPERATION

         As of May 2, 2000, we had $2,089,057 of cash in our accounts. At today's expenditure levels that would carry us through October 2000, assuming no revenue. We began to generate revenue during the first quarter of 2000, and although we expect our revenues to grow consistently throughout the year, we believe we will need to obtain additional financing in the next six months to cover the shortfall between that expected revenue stream and our necessary expenditures through 2001.

         Our goal is to be the preeminent electric rate and service information source in the competitive electricity market. To do so, our initial focus was to become the industry standard for objective information regarding an electric consumer's specific choices. We derive our revenue principally from electricity suppliers for presenting consumers with information about electric rates and allowing consumers to order electricity from their chosen supplier. We also expect to receive commissions on electricity sales to consumers who order through our system, to provide electric marketing research, industry news and information, statistical indices reflecting industry performance and to offer a variety of related services.

         From our inception, we thought and still believe there are three requirements necessary to prove our business model:

         1. Creation of the Wattage Monitor information system;
         2. Demonstration that consumers use the Wattage Monitor service; and
         3. Electricity supplier participation.

         With our recent success enrolling suppliers - a total of 28 competitive electricity suppliers in the first quarter of 2000 - we have successfully demonstrated our ability to achieve each of these requirements. Now the challenge is to scale our business as competition spreads to additional states to capitalize on our market leading position.

PLAN OF OPERATION

         During the next year, we expect monthly expenditures to grow gradually from the current level of approximately $300,000 per month to approximately $400,000 per month as we scale our business. Current monthly expenditures are approximately $60,000 for system development, $65,000 for marketing to suppliers, $65,000 to operate our toll free telephone service and $115,000 for general and administrative expenses. Of these amounts approximately $45,000, $35,000, $0 (these services are contracted to a third party) and $40,000, respectively, are for salaries of our employees.

         We expect to operate for the next twelve months principally as follows:

                  - We expect to maintain current information about electric rates and services in all states with active competition among suppliers. We have recently added one operations employee to keep pace with the increasing number of states with competition.

                  - We expect to offer Internet access and telephone service through our call center for the entire year, the cost of which is included in the monthly expenditures discussed above.

                  - We expect to realize increasing revenue from offering our service.

                  - We expect to continue to actively market our service to
                    suppliers through our direct sales force.

                  - We expect to expand and refine our information system,
                    Wattage Monitor v2.0, and secure the related additional software and systems necessary. We have hired one marketing, three system development and two operations employees to concentrate on these efforts.

                  - We expect to actively pursue co-branding opportunities to increase the exposure of our service and have recently added one marketing employee to focus exclusively on this effort.

                  - We expect to pursue additional revenue generating
                    activities and have added three system development employees to focus on the system capabilities these efforts require.

                  - In sum, we expect current cash reserves to carry us
                    through October 2000 as we begin to scale our business to capitalize on our market leading position, and we expect to secure additional funding which we believe will be required to continue that process and carry us through the year 2001.

                           PART II - OTHER INFORMATION

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

  EXHIBIT
    NO.       DESCRIPTION PAGE
  -------     ----------------
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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WATTAGE MONITOR INC.

Date: May 9, 2000                   By:   /s/ Gerald R. Alderson
                                          ----------------------
                                          Gerald R. Alderson
                                          President, Chief Executive Officer and
                                              Principal Financial Officer