Form 10QSB
period 2000-06-30
WATTAGE MONITOR INC
filed 2000-08-10
CIK 1081255

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      As of August 1, 2000, 13,421,520 shares of common stock of the issuer were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                              WATTAGE MONITOR INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


PART I -FINANCIAL INFORMATION.....................................................................................3

   ITEM 1. FINANCIAL STATEMENTS...................................................................................3

   NOTES TO FINANCIAL STATEMENTS..................................................................................6

   ITEM 2. PLAN OF OPERATION.....................................................................................12

PART II -OTHER INFORMATION.......................................................................................14

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................14

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................................................15

SIGNATURES.......................................................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                  June 30, 2000

                                                                                       (UNAUDITED)
                                     ASSETS

              CURRENT ASSETS
                  Cash and cash equivalents                                         $       1,121,579
                  Accounts receivable                                                           4,550
                  Prepaid expenses                                                             95,449
                                                                                    -----------------
                           Total current assets                                             1,221,578
                                                                                    -----------------

              PROPERTY AND EQUIPMENT, NET                                                     992,268
                                                                                    -----------------

              OTHER ASSETS
                  Software licenses                                                            18,750
                  Patents and trademarks                                                       35,990
                  Deposits                                                                     11,262
                                                                                    -----------------
                           Total other assets                                                  66,002
                                                                                    -----------------
                                                                                    $       2,279,848
                                                                                    -----------------
                                                                                    -----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

              CURRENT LIABILITIES
                  Accounts payable                                                  $         353,182
                  Accrued liabilities                                                          68,592
                                                                                    -----------------
                           Total current liabilities                                          421,774
                                                                                    -----------------
              COMMITMENTS                                                                           -
                                                                                    -----------------
              STOCKHOLDERS' EQUITY
                  Preferred stock, Series B, convertible; $0.01 par value,
                      5,000,000 shares authorized, 2,625,000 shares
                      issued and outstanding                                                   26,250
                  Common stock, $0.01 par value, 25,000,000 shares
                      authorized, 13,421,520 shares issued and
                      outstanding                                                             134,216
                  Additional paid-in capital                                               11,527,574
                  Deficit accumulated during the development stage                         (9,829,966)
                                                                                    -----------------
                      Total stockholders' equity                                            1,858,074
                                                                                    -----------------
                                                                                    $       2,279,848
                                                                                    -----------------
                                                                               ,     -----------------

               The accompanying notes are an integral part of this
                                   statement.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                                                     CUMULATIVE
                                                                                                   FROM INCEPTION
                                                      SIX MONTHS ENDED JUNE 30,                  (JULY 1, 1997) TO
                                                   1999                       2000                  JUNE 30, 2000
                                            -----------------          ----------------          -----------------
                                                (UNAUDITED)                (UNAUDITED)               (UNAUDITED)
REVENUE                                     $               -          $          6,451          $           6,451

OPERATING EXPENSES
     Telecommunications                     $         428,358          $        402,230          $       1,532,906
     System development                               278,989                   489,204                  1,635,608
     Marketing                                        354,545                   419,260                  1,557,084
     General and administrative                       703,076                   771,850                  3,094,978
     Depreciation and amortization                     43,012                   167,080                    361,324
                                            -----------------          ----------------          -----------------

         Net loss from operations                  (1,807,980)               (2,243,173)                (8,175,449)
                                            -----------------          ----------------          -----------------


OTHER INCOME (EXPENSE)
     Interest expense                              (1,285,486)                        -                 (1,824,297)
     Interest and dividend income                      36,385                    66,947                    185,099
     Gain (loss) on disposal of assets                      -                         -                    (15,319)
                                            -----------------          ----------------          -----------------
                                                   (1,249,101)                   66,947                 (1,654,517)
                                            -----------------          ----------------          -----------------

         NET LOSS                           $      (3,057,081)         $     (2,176,226)         $      (9,829,966)
                                            -----------------          ----------------          -----------------
                                            -----------------          ----------------          -----------------

LOSS PER COMMON SHARE                       $           (0.31)         $          (0.16)         $           (1.05)
                                            -----------------          ----------------          -----------------
                                            -----------------          ----------------          -----------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          10,006,254                13,397,079                  9,360,735
                                            -----------------          ----------------          -----------------
                                            -----------------          ----------------          -----------------


              The accompanying notes are an integral part of these
                                  statements.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                CUMULATIVE
                                                                                              FROM INCEPTION
                                                      SIX MONTHS ENDED JUNE 30,               (JULY 1, 1997) TO
                                                     1999                   2000               JUNE 30, 2000
                                             --------------------     ------------------       -------------
                                                  (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $      (3,057,081)     $      (2,176,226)     $      (9,829,966)
                                               -----------------      -----------------      -----------------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Write off of software license                             -                      -                184,875
     Loss on disposal of assets                                -                      -                 15,319
     Amortization of discount on debt                  1,265,000                      -              1,760,000
     Depreciation and amortization                        43,012                167,080                361,324
     Changes in:
       Accounts receivable                                     -                 (4,550)                (4,550)
       Prepaid expenses                                  (57,469)               (65,793)               (95,448)
       Other assets                                       (8,835)               (11,673)               (47,439)
       Accounts payable                                 (109,350)               (76,642)               111,859
       Accrued liabilities                                26,063                 21,556                 68,593
       Accrued interest                                   18,974                      -                 62,580
                                               -----------------      -----------------      -----------------
         Total adjustments                             1,177,395                 29,978              2,417,113
                                               -----------------      -----------------      -----------------
         Net cash used in operating activities        (1,879,686)            (2,146,248)            (7,412,853)
                                               -----------------      -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment               (355,163)              (288,896)            (1,331,028)
                                               -----------------      -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred offering costs                                48,670                      -                      -
   Issuance of membership units                                -                      -              1,399,710
   Issuance of notes payable to related parties          500,000                      -              1,729,000
   Acquisition of Wattage Monitor, Inc.                2,819,284                      -              2,819,284
   Common stock issued                                   707,366                      -                707,366
   Series B preferred stock warrants exercised                 -                      -              3,500,000
   Stock options exercised                                   600                      -                 14,100
   Payments on notes payable to related parties         (304,000)                     -               (304,000)
                                               -----------------      -----------------      -----------------
         Net cash provided by
         financing activities                          3,771,920                      -              9,865,460
                                               -----------------      -----------------      -----------------

       NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                       1,537,071             (2,435,144)             1,121,579

Cash and cash equivalents beginning of period            137,688              3,556,723                      -
                                               -----------------      -----------------      -----------------

Cash and cash equivalents end of period        $       1,674,759      $       1,121,579      $       1,121,579
                                               -----------------      -----------------      -----------------
                                               -----------------      -----------------      -----------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
   Software license agreement and development
   costs included in accounts payable          $          25,309      $               -      $         373,129
                                               -----------------      -----------------      -----------------
                                               -----------------      -----------------      -----------------

   Notes payable converted to common stock     $       1,000,000      $               -      $       1,487,580
                                               -----------------      -----------------      -----------------
                                               -----------------      -----------------      -----------------


              The accompanying notes are an integral part of these
                                  statements.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES AND NATURE OF BUSINESS

1.   ORGANIZATION AND NATURE OF BUSINESS

         The Company was organized by its members on July 1, 1997 in Delaware. The Company is a development stage enterprise and provides electrical rate information to commercial and residential consumers nationwide. Revenue is anticipated to come primarily from referral fees and commissions charged to electricity suppliers who offer their products and services through the Company. On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation) acquired all of the membership units of the Company. For accounting purposes, the acquisition is treated as a recapitalization with the Company as the acquirer (a reverse acquisition). Pro forma information is not presented since the acquisition is not a business combination. The financial statements give retroactive effect to the conversion of members' equity into common stock to reflect the recapitalization.

2.   INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements for the six month period ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 included in Form 10-KSB. The results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other period.

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

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES AND NATURE OF BUSINESS - (CONTINUED)

6.   PATENTS AND TRADEMARKS

         The Company has filed for a patent relating to its computer-based system and methods for collecting and providing information regarding the electric power industry and available electric supply options. The Company has also applied for trademarks to limit the use by others of WM, Wattage Monitor, Kilowatt Monitor and Watt Monitor. During the six months ended June 30, 2000, the Company received certificates of registration from the U.S. Patent and Trademark Office for WM and Wattage Monitor. Patent and trademark expenses will be amortized on the straight-line method over fifteen years.

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

         After February 26, 1999, the Company provides for income taxes based upon income reported for financial reporting purposes. Certain charges to earnings will differ as to timing from those deducted for tax purposes. The tax effect of those differences will be recorded as deferred income taxes. At June 30, 2000, the Company has a deferred tax asset of $2,120,000 resulting from a net operating loss for the period February 27, 1999 through June 30, 2000. The Company has provided for a valuation allowance of $2,120,000 at June 30, 2000.

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

14.   LOSS PER SHARE

         Loss per common share is computed based upon the weighted average shares outstanding giving retroactive effect of common shares issued to members of WattMonitor LLC upon completion of the recapitalization. Convertible equity instruments are not considered in the calculation of net loss per share as their inclusion would be antidilutive at June 30, 1999 and 2000.


NOTE B - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                         JUNE 30,
                                                           2000               LIVES
                                                    -------------------    -------------
        Furniture and equipment                            $  265,056        5-7 years
        Software                                            1,052,878          3 years
                                                    -------------------
                                                            1,317,934
        Less accumulated depreciation
          and amortization                                   (325,666)
                                                    -------------------

                                                           $  992,268
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


NOTE D - CONTINGENT MEMBERSHIP INTERESTS/STOCK OPTIONS

         Contingent membership interests in an LLC are similar to stock options in a corporation. Pursuant to a formal plan, the Board granted various employees and other individuals contributing to the success of the organization, contingent membership interests. In conjunction with the reverse acquisition of Wattage Monitor Inc., all such contingent membership interests were exchanged for stock options under Wattage Monitor Inc.'s incentive stock option plan. The plan allows for 2,500,000 shares of common stock to be granted. In the three months prior to the reverse acquisition, Wattage Monitor issued employee stock options totaling 370,000 exercisable at $1.00 per share. Compensation expense related thereto is immaterial.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options.

         Presented below is a summary of the status of the Company's stock options and the related transactions.

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                                    EXERCISE
                                                                                      PRICE
                                                                                  --------------
        BALANCE AT DECEMBER 31, 1999                                 980,150           1.54
             Granted                                                 274,000           1.62
             Forfeited/expired                                       (30,100)          1.19
                                                                -------------

        BALANCE AT JUNE 30, 2000                                   1,224,050
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


NOTE F - LEASE COMMITMENTS

         The Company leases its office space and certain computer equipment under operating leases, which expire through 2003. The Company has options to extend the leases for additional lease periods. The leases require monthly rental payments totaling approximately $20,620.

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

ITEM 2. PLAN OF OPERATION

         As of August 1, 2000, we had $802,933 of cash in our accounts. At today's expenditure levels that would carry us into October 2000, assuming no material revenue. We began to generate revenue during the first quarter of 2000, and although we expect our revenues to grow consistently throughout the year, we believe we will need to obtain additional financing in the next three months to cover the shortfall between that expected revenue and our expenditures through 2001. At present, we are in discussions with several parties regarding multiple possible transactions and are confident that an acceptable financing will be closed prior to the expenditure of our current funds.

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

         With our success enrolling suppliers - a total of 28 competitive electricity suppliers in the first quarter of 2000 - we have successfully demonstrated our ability to achieve each of these requirements. Now the challenge is to scale our business as competition spreads to additional states to capitalize on our market leading position.

         The first step in scaling our business was to secure a strong market share of participating suppliers in each of the regulated utility territories in each of the states with active (more than one or two suppliers) competition:
California, New Jersey, New York and Pennsylvania. Through the second quarter of 2000, our market share - defined as the percentage of competing suppliers in a territory that are actively participating in our system - was greater than 50% in all cases, as much as 85% in some cases, and averaged approximately 70%.

PLAN OF OPERATION

         During the next year, we expect monthly expenditures, which grew from approximately $300,000 to approximately $400,000 during the quarter, to remain consistent at the roughly $400,000 level as we scale our business. Current monthly expenditures are approximately $110,000 for system development, $80,000 for marketing to suppliers, $70,000 to operate our toll free telephone service and $140,000 for general and administrative expenses. Of these amounts approximately $85,000, $50,000, $0 (these services are contracted to a third party) and $40,000, respectively, are for salaries of our employees.

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

               - We expect to secure additional funding as necessary to meet our operational needs.

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

               - We expect to pursue additional revenue generating activities.

               - In sum, we expect current cash reserves to carry us into October 2000. As we begin to scale our business to capitalize on our market leading position, we expect to secure the additional financing required to continue that process and carry us through the year 2001.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 23, 2000, the Company held its Annual Meeting of Stockholders.

         The stockholders elected elect five (5) Directors to the Company's Board of Directors. Set forth below are (i) the names of the persons elected to serve on the Company's Board of Directors until the 2001 Annual Meeting of Stockholders and until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

       Name                            For           % For                Withheld       % Withheld
       ----                            ---           -----                --------       ----------
Stephen Klein                     7,515,814        99.991%                   650            .009%

Gerald Alderson                   7,515,814        99.991%                   650            .009%

Joel Dumaresq                     7,515,814        99.991%                   650            .009%

Alexander Ellis III               7,515,814        99.991%                   650            .009%

Daniel DeWolf                     7,515,814        99.991%                   650            .009%

         The stockholders also approved an amendment to the 1999 Incentive Compensation Plan increasing the number of shares of Common Stock authorized and available for issuance thereunder from 1,500,000 to 2,500,000. Set forth below is the results of the vote to amend the 1999 Incentive Compensation Plan.

For                     % For            Against            % Against          Abstain            % Abstain
---                     -----            -------            ---------          -------            ---------
7,490,364             99.653%            26,000               .346%              100                 .001%

         The stockholders also ratified the appointment of Grant Thornton LLP as the independent auditors of the Company for the fiscal year ended December 31, 2000. Set forth below are the results of such vote.

For                     % For            Against             Abstain            % Abstain
---                     -----            -------             -------            ---------
7,515,364              99.985%              --                1,100                .015%

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.


EXHIBIT INDEX

  EXHIBIT
    NO.       DESCRIPTION PAGE
  -------     ----------------
   2.1*       Agreement and Plan of Merger by and between WattMonitor LLC and
              Wattage Monitor, dated as of February 26, 1999 (filed without exhibits or schedules) (filed as Exhibit 2.1 to Amendment No. 4 to
              Form SB-2 Registration Statement, filed October 7, 1999).

   3.1* Amended and Restated Articles of Incorporation of Wattage Monitor as filed with the Secretary of State of the State of Nevada on February 24, 1999 (filed as Exhibit 3.1 to Amendment No. 4 to Form
              SB-2 Registration Statement, filed October 7, 1999).

   3.2*       Amended and Restated By-Laws of Wattage Monitor, adopted as of
              February 19, 1999 (filed as Exhibit 3.2 to Amendment No. 4 to Form
              SB-2 Registration Statement, filed October 7, 1999).

   4.1*       Specimen Common Stock certificate (filed as Exhibit 4.1 to
              Amendment No. 4 to Form SB-2 Registration Statement, filed
              October 7, 1999).

   4.2* Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on February 24, 1999 (filed as Exhibit 4.2 to Amendment No. 4 to Form SB-2
              Registration Statement, filed October 7, 1999).

   4.3*       Certificate of Amendment of Certificate of Designation of Series A
              Preferred Stock, as filed with the Secretary of State of the State of Nevada on February 26, 1999 (filed as Exhibit 4.3 to Amendment
              No. 4 to Form SB-2 Registration Statement, filed October 7,
              1999).

   4.4* Certificate of Designation of Series B Preferred Stock, as filed with the Secretary of State of the State of Nevada on September 9, 1999 (filed as Exhibit 4.4. to Amendment No. 4 to Form SB-2
              Registration Statement, filed October 7, 1999).

   10.1*      Stock Purchase Agreement by and among Knowledge Networks
              Acquisitions, Inc., Intrepid International S.A. and Certain
              Purchasers, dated February 5, 1999 (filed as Exhibit 10.1 to
              Amendment No. 4 to Form SB-2 Registration Statement, filed October
              7, 1999).

   10.2*      Registration Rights Agreement by and among Wattage Monitor and
              Certain Shareholders, dated as of February 26, 1999 (filed as
              Exhibit 10.3 to Amendment No. 4 to Form SB-2 Registration
              Statement, filed October 7, 1999).

  EXHIBIT
    NO.       DESCRIPTION PAGE
  -------     ----------------
   10.3*      Employment Agreement by and between WattMonitor LLC and Gerald R.
              Alderson, dated January 1, 1998, as assumed by Wattage Monitor on
              February 26, 1999 (filed as Exhibit 10.4 to Amendment No. 4 to
              Form SB-2 Registration Statement, filed October 7, 1999).

   10.4*      Warrant to Stephen D. Klein to purchase 33,333 Class II Membership
              Units of WattMonitor LLC, dated December 29, 1998 (filed as
              Exhibit 10.5 to Amendment No. 4 to Form SB-2 Registration
              Statement, filed October 7, 1999).

   10.5*      Warrant to RHL Ventures LLC to purchase 100,000 Class II
              Membership Units of WattMonitor LLC, dated December 29, 1998
              (filed as Exhibit 10.6 to Amendment No. 4 to Form SB-2
              Registration Statement, filed October 7, 1999).

   10.6*      Warrant to Gerald R. Alderson to purchase 33,333 Class II
              Membership Units of WattMonitor LLC, dated December 29, 1998
              (filed as Exhibit 10.7 to Amendment No. 4 to Form SB-2
              Registration Statement, filed October 7, 1999).

   10.7*      Warrant to RHL Ventures LLC to purchase 283,333 Class II
              Membership Units of WattMonitor LLC, dated August 14, 1998 (filed as Exhibit 10.8 to Amendment No. 4 to Form SB-2 Registration
              Statement, filed October 7, 1999).

   10.8*      Form of Lock-Up Agreement, executed by Gerald R. Alderson, Stephen
              D. Klein, Robert H. Lessin and RHL Ventures LLC (filed as Exhibit
              10.9 to Amendment No. 4 to Form SB-2 Registration Statement, filed
              October 7, 1999).

   10.9*      Wattage Monitor 1999 Incentive Compensation Plan (filed as
              Exhibit 10.10 to Amendment No. 4 to Form SB-2 Registration
              Statement, filed October 7, 1999).

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

                                WATTAGE MONITOR INC.


Date: August 10, 2000           By:      /s/ Gerald R. Alderson
                                         ----------------------
                                         Gerald R. Alderson
                                         President, Chief Executive Officer and
                                            Principal Financial Officer