Form 10QSB
period 2000-09-30
WATTAGE MONITOR INC
filed 2000-11-20
CIK 1081255

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

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


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

     As of November 17, 2000, 13,421,520 shares of common stock of the issuer were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                              WATTAGE MONITOR INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


PART I -FINANCIAL INFORMATION...............................................................3

   ITEM 1. FINANCIAL STATEMENTS.............................................................3

   NOTES TO FINANCIAL STATEMENTS............................................................6

   ITEM 2. PLAN OF OPERATION...............................................................12

PART II -OTHER INFORMATION.................................................................14

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................14

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................14

SIGNATURES.................................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                               September 30, 2000

                                                                                       (UNAUDITED)
                                                                                       -----------
                                                      ASSETS

              CURRENT ASSETS
                  Cash and cash equivalents                                         $          64,439
                  Accounts receivable, net                                                     10,105
                  Prepaid expenses                                                             88,478
                                                                                    -----------------
                           Total current assets                                               163,022
                                                                                    -----------------

              PROPERTY AND EQUIPMENT, NET                                                   1,044,080
                                                                                    -----------------

              OTHER ASSETS
                  Software licenses                                                            15,000
                  Patents and trademarks                                                       40,095
                  Deposits                                                                     11,262
                                                                                    -----------------
                           Total other assets                                                  66,357
                                                                                    -----------------

                                                                                    $       1,273,459
                                                                                    -----------------
                                                                                    -----------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

              CURRENT LIABILITIES
                  Accounts payable                                                  $         487,040
                  Accrued liabilities                                                          70,198
                                                                                    -----------------
                           Total current liabilities                                          557,238
                                                                                    -----------------

              COMMITMENTS                                                                           -
                                                                                    -----------------

              STOCKHOLDERS' EQUITY
                  Preferred stock, Series B, convertible; $0.01 par value,
                      5,000,000 shares authorized, 2,625,000 shares
                      issued and outstanding                                                   26,250
                  Common stock, $0.01 par value, 25,000,000 shares
                      authorized, 13,421,520 shares issued and
                      outstanding                                                             134,216
                  Additional paid-in capital                                               11,527,574
                  Deficit accumulated during the development stage                        (10,971,819)
                                                                                    -----------------
                      Total stockholders' equity                                              716,221
                                                                                    -----------------

                                                                                    $       1,273,459
                                                                                    -----------------
                                                                                    -----------------

         The accompanying notes are an integral part of this statement.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                                  CUMULATIVE
                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED          FROM INCEPTION
                                                    SEPTEMBER 30,                        SEPTEMBER 30,          (JULY 1, 1997) TO
                                                1999             2000                1999             2000      SEPTEMBER 30, 2000
                                          ----------------  ----------------  ----------------  ---------------  ----------------
                                             (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
REVENUE                                   $              -  $          9,838  $              -  $        16,289  $         16,289

OPERATING EXPENSES
     Telecommunications                   $        171,990  $        203,600  $        600,341  $       605,830  $      1,736,506
     System development                            190,208           205,339           469,196          694,543         1,840,947
     Marketing                                     159,993           245,329           514,539          664,589         1,802,413
     General and administrative                    321,791           423,988         1,024,751        1,195,838         3,518,966
     Depreciation and amortization                  40,997            86,834            84,009          253,914           448,158
                                          ----------------  ----------------  ----------------  ---------------  ----------------

         Net loss from operations                 (884,979)       (1,155,252)       (2,692,836)      (3,398,425)       (9,330,701)
                                          ----------------  ----------------  ----------------  ---------------  ----------------

OTHER INCOME (EXPENSE)
     Interest expense                              (12,750)                -        (1,298,360)               -        (1,824,297)
     Interest and dividend income                   18,717            13,399            55,102           80,346           198,498
     Gain (loss) on disposal of assets                   -                 -                 -                -           (15,319)
                                          ----------------  ----------------  ----------------  ---------------  ----------------
                                                     5,967            13,399        (1,243,258)          80,346        (1,641,118)
                                          ----------------  ----------------  ----------------  ---------------  ----------------

         NET LOSS                         $       (879,012) $     (1,141,853) $     (3,936,094) $    (3,318,079) $    (10,971,819)
                                          ----------------  ----------------  ----------------  ---------------  ----------------
                                          ----------------  ----------------  ----------------  ---------------  ----------------

LOSS PER COMMON SHARE                     $          (0.08) $          (0.09) $          (0.38) $         (0.25) $          (1.13)
                                          ----------------  ----------------  ----------------  ---------------  ----------------
                                          ----------------  ----------------  ----------------  ---------------  ----------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                       11,296,719        13,421,520        10,414,042       13,405,316         9,677,114
                                          ----------------  ----------------  ----------------  ---------------  ----------------
                                          ----------------  ----------------  ----------------  ---------------  ----------------


        The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                CUMULATIVE
                                                                                              FROM INCEPTION
                                                   NINE MONTHS ENDED SEPTEMBER 30,           (JULY 1, 1997) TO
                                                     1999                   2000            SEPTEMBER 30, 2000
                                             --------------------     ------------------    ------------------
                                                  (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $      (3,936,094)     $      (3,318,079)     $     (10,971,819)
                                               -----------------      -----------------      -----------------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Write off of software license                             -                      -                184,875
     Loss on disposal of assets                                -                      -                 15,319
     Amortization of discount on debt                  1,265,000                      -              1,760,000
     Depreciation and amortization                        84,009                253,914                448,158
     Changes in:
       Accounts receivable                                     -                (10,105)               (10,105)
       Prepaid expenses                                  (39,896)               (58,822)               (88,477)
       Other assets                                      (12,359)               (15,966)               (51,732)
       Accounts payable                                  (16,882)                57,217                245,718
       Accrued liabilities                                25,151                 23,162                 70,199
       Accrued interest                                   31,724                      -                 62,580
                                               -----------------      -----------------      -----------------
         Total adjustments                             1,336,747                249,400              2,636,535
                                               -----------------      -----------------      -----------------
         Net cash used in operating activities        (2,599,347)            (3,068,679)            (8,335,284)
                                               -----------------      -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment               (471,996)              (423,605)            (1,465,737)
                                               -----------------      -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred offering costs                                48,670                      -                      -
   Issuance of membership units                                -                      -              1,399,710
   Issuance of notes payable to related parties          500,000                      -              1,729,000
   Acquisition of Wattage Monitor, Inc.                2,819,284                      -              2,819,284
   Common stock issued                                   707,366                      -                707,366
   Series B preferred stock warrants exercised         2,625,000                      -              3,500,000
   Stock options exercised                                 5,100                      -                 14,100
   Payments on notes payable to related parties         (304,000)                     -               (304,000)
                                               -----------------      -----------------      -----------------
         Net cash provided by
         financing activities                          6,401,420                      -             9,865,460
                                               -----------------      -----------------      -----------------

       NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                       3,330,077             (3,492,284)                64,439

Cash and cash equivalents beginning of period            137,688              3,556,723                      -
                                               -----------------      -----------------      -----------------

Cash and cash equivalents end of period        $       3,467,765      $          64,439      $          64,439
                                               -----------------      -----------------      -----------------
                                               -----------------      -----------------      -----------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
   Software license agreement and development
   costs included in accounts payable          $               -      $               -      $         373,129
                                               -----------------      -----------------      -----------------
                                               -----------------      -----------------      -----------------

   Notes payable converted to common stock     $       1,000,000      $               -      $       1,487,580
                                               -----------------      -----------------      -----------------
                                               -----------------      -----------------      -----------------


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

2. INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements for the nine month period ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 included in Form 10-KSB. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other period.

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

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES AND NATURE OF BUSINESS - (CONTINUED)

6. PATENTS AND TRADEMARKS

         The Company has filed for a patent relating to its computer-based system and methods for collecting and providing information regarding the electric power industry and available electric supply options. The Company has also applied for trademarks to limit the use by others of WM, Wattage Monitor, Kilowatt Monitor and Watt Monitor. During the nine months ended September 30, 2000, the Company received certificates of registration from the U.S. Patent and Trademark Office for WM and Wattage Monitor. Patent and trademark expenses will be amortized on the straight-line method over fifteen years.

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

         After February 26, 1999, the Company provides for income taxes based upon income reported for financial reporting purposes. Certain charges to earnings will differ as to timing from those deducted for tax purposes. The tax effect of those differences will be recorded as deferred income taxes. At September 30, 2000, the Company has a deferred tax asset of $2,200,000 resulting from a net operating loss for the period February 27, 1999 through September 30, 2000. The Company has provided for a valuation allowance of $2,200,000 at September 30, 2000.

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

14. LOSS PER SHARE

         Loss per common share is computed based upon the weighted average shares outstanding giving retroactive effect of common shares issued to members of WattMonitor LLC upon completion of the recapitalization. Convertible equity instruments are not considered in the calculation of net loss per share as their inclusion would be antidilutive at September 30, 1999 and 2000.


NOTE B - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                                       SEPTEMBER 30,
                                                           2000               LIVES
                                                    -------------------    -------------
        Furniture and equipment                              $276,077        5-7 years
        Software                                            1,176,566          3 years
                                                    -------------------
                                                            1,452,643
        Less accumulated depreciation
          and amortization                                   (408,563)
                                                    -------------------

                                                           $1,044,080
                                                    ===================

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

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                                    EXERCISE
                                                                                      PRICE
                                                                                  --------------
        BALANCE AT DECEMBER 31, 1999                                 980,150           1.54
             Granted                                                 299,000           1.64
             Forfeited/expired                                       (66,500)          1.67
                                                                -------------

        BALANCE AT SEPTEMBER 30, 2000                              1,212,650
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

ITEM 2. PLAN OF OPERATION

     As of November 17, 2000, we had approximately $39,000 of cash in our accounts. This cash is the result of interim financing arrangements made between October 26, 2000 and November 15, 2000 with our officers, directors and major shareholders or entities controlled by them. The aggregate principal of all such loans is $272,000 at a 12% interest rate and 20% warrant coverage. In addition, Mr. Alderson has deferred all of his salary payments and expense reimbursement for the past two months.

     We recently entered into a non-binding term sheet in connection with the sale of shares of our common stock in a private placement transaction. Under the terms of the term sheet, we may sell equity securities with an aggregate purchase price of approximately $7 million. All of the loans and advances described in the immediately preceding paragraph are expected to be repaid from the proceeds received from the private placement. There can be no assurance that this transaction nor any sale of our equity securities can be completed either on the terms currently contemplated or on other terms acceptable to us.

     Our goal is to be the preeminent electricity information and switching transaction service in the competitive electricity market. We derive our revenue principally from electricity suppliers for presenting consumers with information about electric rates and allowing consumers to order electricity from their chosen supplier. We also make our industry leading electricity news and information available to partner web sites via a data-feed, and expect to share the sales commissions and any advertising revenue these partner sites generate. Finally, we provide electric market research, a newsletter and consumer surveys on a fee and subscription basis to electric utilities and others interested in this industry. We began to generate revenue during the first quarter of 2000, and although revenue has grown in both the second and third quarters of 2000, the total revenue generated during the nine-month period ended September 30, 2000 is not significant.

     From our inception, we thought and still believe there are three requirements necessary to prove our business model:

         1. Creation of the Wattage Monitor information system;
         2. Demonstration that consumers use the Wattage Monitor service; and
         3. Electricity supplier participation.

     With our success enrolling suppliers - a total of 28 competitive electricity suppliers in the first quarter of 2000 - we believe we have successfully demonstrated our ability to achieve each of these requirements. Now the challenge is to scale our business as competition spreads to additional states to capitalize on our market leading position.

     The first step in scaling our business was to secure a strong market share of participating suppliers in each of the regulated utility territories in each of the states with active (more than one or two suppliers) competition: California, New Jersey, New York and Pennsylvania. Through the third quarter of 2000, our market share - defined as the percentage of competitive offers in a territory that are available for switching through our system - was greater than 44% in all cases, as much as 100% in some cases, and averaged approximately 70%.

     While establishing and maintaining market share remains an on-going focus, the natural next step in scaling our business is to generate switching activity through our service, thereby growing our principal revenue stream. Leveraging our relationships with competitive suppliers, we executed several market-specific initiatives in the third quarter of 2000. With the majority of our activities implemented in the volatile San Diego, California market, we executed 801 revenue generating transactions (both orders and lead referrals), with 43% of those transactions occurring in September.

Plan of Operation

     Assuming the completion of an equity financing arrangement, we expect monthly expenditures during the next year to remain consistent at roughly $400,000 as we continue to scale our business. For the quarter ended September 30, 2000, monthly expenditures averaged approximately $388,000. After adjusting to include capitalized payroll-related development costs and exclude depreciation/amortization and financing-related costs, our monthly expenditures averaged approximately $380,000 for the quarter just ended. Current monthly expenditures (as adjusted) are approximately $97,000 for system development, $90,000 for marketing to suppliers, $68,000 to operate our toll free telephone service and $125,000 for general and administrative expenses. Of these amounts approximately $90,000, $50,000, $0 (these services are contracted to a third party) and $40,000, respectively, are for salaries of our employees.

     Assuming the completion of an equity financing agreement, we expect to operate for the next twelve months principally as follows:

     - We expect to maintain current information about electric rates and services in all states with active competition among suppliers.

     - We expect to offer Internet access and telephone service through our 1-888-WATTAGE toll free number for the entire year, the cost of which is included in the monthly expenditures discussed above.

     - We expect to implement market-specific initiatives (including local programs affecting a single city, locality or regulated utility service territory) and consumer-segment-specific initiatives to increase switching activity through our service.

     -   We expect to realize increasing revenue from offering our service.

     - We expect to continue to actively market our service to suppliers through our direct sales force.

     - We expect to expand and refine our information system, including the projected Q1-2001 launch of Wattage Monitor v3.0, which will provide greater transaction flexibility and more efficient implementation of web site partnering and data-exchange opportunities.

     - We expect to actively pursue co-branding opportunities to increase the exposure of our service.

     - In sum, we expect to execute an equity financing transaction and utilize those funds to scale our business, capitalize on our market leading position and establish a growing and increasingly predictable revenue stream.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 22, 2000, the Company mailed proxy statements with ballots to its stockholders of record on September 8, 2000.

         The stockholders approved an amendment to the Amended and Restated Articles of Incorporation to increase the total number of shares of common stock which the Company shall have the ability to issue by twenty-five million to fifty million shares. The following consents were received as of October 11, 2000 when the Certificate of Amendment was filed with the Nevada
Secretary of State.

               Approve          % Approve       Disapprove       % Disapprove        Abstain          % Abstain
               -------          ---------       ----------       ------------        -------          ---------
              7,307,316            54.44%            -                 -                -                 -


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         (b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K dated September 28, 2000 to report, under Item 5, that preliminary meetings were held with potential investors regarding a private placement offering and under Item 7, to furnish the Private Placement Memorandum and the potential investor presentation materials.

EXHIBIT INDEX

  EXHIBIT
    NO.       DESCRIPTION PAGE
  -------     ----------------

    27        Financial Data Schedule.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WATTAGE MONITOR INC.


Date: November 20, 2000             By:  /s/ Gerald R. Alderson
                                         ----------------------
                                         Gerald R. Alderson
                                         President, Chief Executive Officer and
                                         Principal Financial Officer