Form 10KSB
period 2000-12-31
WATTAGE MONITOR INC
filed 2001-03-23
CIK 1081255

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-KSB. [_]

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

     The registrant had revenues of $33,830 for the year ended December 31, 2000.

     On March 7, 2001, the aggregate market value of the voting stock of Wattage Monitor Inc. held by non-affiliates of the registrant was approximately $3,090,000 based on the average of the high bid and low asked prices of such stock as reported by OTC Electronic Bulletin Board on such date. An affiliate for this purpose is defined as the company's directors and executive officers and beneficial owners of more than 5% of the company's common stock.

     The registrant had 44,396,520 shares of common stock, $.01 par value per share, outstanding at March 7, 2001.

                  Documents Incorporated by Reference: None.

                             WATTAGE MONITOR INC.
                         ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I....................................................................................................    3

     ITEM 1 - DESCRIPTION OF BUSINESS.....................................................................    3
     ITEM 2 - DESCRIPTION OF PROPERTY.....................................................................   13
     ITEM 3 - LEGAL PROCEEDINGS...........................................................................   14
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................   14

PART II...................................................................................................   15
     ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................................   15
     ITEM 6 - PLAN OF OPERATION...........................................................................   17
     ITEM 7 - FINANCIAL STATEMENTS........................................................................   20
     ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........   35

PART III..................................................................................................   36

     ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(A) OF THE EXCHANGE ACT...................................................................   36
     ITEM 10 - EXECUTIVE COMPENSATION.....................................................................   38
     ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................   41
     ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................   43
     ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K.....................................................   43

SIGNATURES................................................................................................   44

EXHIBIT INDEX.............................................................................................   45

                                    PART I

ITEM 1 - Description of Business.

Business Development.

     WattMonitor LLC, the predecessor to Wattage Monitor, was formed under the laws of the State of Delaware on July 1, 1997. In February 1999, in anticipation of the acquisition of WattMonitor LLC, Knowledge Networks Inc., a publicly held corporation, changed its name to "Wattage Monitor Inc." On February 26, 1999, Wattage Monitor Inc., a Nevada corporation, acquired WattMonitor LLC, a Delaware company. The business of Wattage Monitor is identical to that of WattMonitor LLC. For financial statement purposes, the transaction has been treated as a recapitalization of WattMonitor LLC. For tax purposes, the acquisition was a tax-free exchange of equity securities. Subsequent to the acquisition, the sole activities of Wattage Monitor have been, and will continue to be, those previously conducted by WattMonitor LLC. The historical activities of the acquiring company's predecessor, Knowledge Networks, were limited to certain immaterial software consulting contracts, all of which were completed prior to the acquisition. Accordingly, the following discussion of our business relates to the business previously conducted by WattMonitor LLC.

Business of Wattage Monitor.

Our Business.
-------------

     Our goal is to be the preeminent electric rate and service information and transaction source in the competitive electricity market. We derive our revenue principally from electricity suppliers for presenting consumers with information about those suppliers' services and allowing consumers to order electricity from their chosen supplier. We also expect to receive commissions on electricity sales to consumers who order through our system, to provide electric marketing research, industry news and information, statistical indices reflecting industry performance and a variety of related services.

     From inception, we thought and, with the benefit of hindsight, still believe there were three requirements necessary to prove our business model:

   .      Creation of the Wattage Monitor information system;

   .      Demonstration that consumers use the Wattage Monitor service; and

   .      Electricity supplier participation.

     With the recent enrollment of suppliers, we believe that we have successfully demonstrated our ability to achieve each of these requirements. Now the challenge is to scale the business as competition spreads to additional states to capitalize on our market leading position.

     There are over 100,000,000 households in the United States using nearly $90 billion of electricity annually. Commercial consumers consume another $70 billion of electricity per year. As deregulation permits these customers to choose a competing supplier, they require an accurate, objective source of information to properly choose a supplier and implement that choice. Serving that need is our primary focus. (Note: Industrial customers comprise the third category of electric consumers. While they consume about the same volume of electricity as their residential and commercial counterparts, they pay approximately half as much per unit consumed. Industrial customers are not expected to be an important market for Wattage Monitor).

     Like other industries that have deregulated, the long-term consequences of cost plus regulation results in inexplicable variations in the cost of the product in question, in this case electricity, to consumers. The complexity of "fixing the rate structure" and the economic consequences of not doing so becomes sufficiently burdensome that a political decision is made to let competitive market influences bring economic rationality to pricing. To see just how dramatic these discontinuities have become, the following table shows the highest average residential and the lowest average residential rate for each state in which consumer choice exists today:

             RANGE (in cents) OF AVERAGE RESIDENTIAL RATES PER KWH
                  States with Choice as of December 31, 2000

               STATE                  HIGH       LOW     % VARIATION
               California            14.79      5.49         169%
               Connecticut           13.22      8.01          65%
               Delaware              10.14      7.70          32%
               Maine                 22.56      5.45         314%
               Massachusetts         13.59      7.08          92%
               New Jersey            12.00      4.90         145%
               New York              23.45      2.59         805%
               Pennsylvania          13.14      4.48         193%
               Rhode Island          26.94      9.50         184%
               Virginia              12.15      4.90         148%

     Further, as over 3,000 electricity suppliers currently sell power to US consumers, each must operate differently in a competitive business environment or disappear. We provide impartial information to electricity consumers regarding their service options and choices, and offer a communication channel by which electric suppliers may reach potential customers.

     We derive our revenues principally from suppliers seeking new customers. Such revenues result from fixed fees, transaction fees and marketing fees (commissions), or a combination thereof. The marketing fee is designed to be less than the equivalent cost of the advertising, direct mail, or other programs suppliers undertake to inform and solicit potential customers. The transaction fee results from a consumer's decision to choose a particular supplier through our system.

     The two market considerations that create the opportunity for us to build a national organization by offering our service are:

     . The electric utility industry is restructuring, so that consumers have the ability to choose their electricity supplier; and

     . The competition that results motivates electricity suppliers to seek efficient, cost-effective means to reach residential and commercial consumers.

     With the option of choosing their electric supplier, electric consumers need information about their electricity options. This information may be available from traditional sources such as advertising, general media coverage, political discussion, and word of mouth, but there are no established information sources assisting consumers to make an informed electric supply choice. We believe that our service fills this void.

     The electricity market structure is particularly well suited for the Wattage Monitor service. Its highly fragmented nature means that no electricity supplier exercises significant market influence (see "The Electric Industry - Fragmentation"). This, in turn, ensures that the consumer has great market influence, as is the case with other highly fragmented markets. By determining the needs of consumers to make their electric supplier purchase decisions, and by meeting those needs, we believe that Wattage Monitor is positioned to become one of the important consumer service companies in a competitive electric power marketplace.

     The Company is structured to discern consumer needs through numerous channels and programs: surveys, focus groups, follow-up satisfaction surveys of the users of our system, and our ElectricEye program among others. Additionally, the Company incorporates the suggestions of its participants, comments from suppliers, suggestions from various regulatory commissions, the active participation by consumer advocates and trade associations, and periodic comprehensive service reviews by consumer marketing professionals. In doing so it maintains an up-to-date, consumer-driven service.

The Electric Industry.
----------------------

     Overview. Over three trillion kilowatt hours are used in the United States
     --------
annually, divided roughly equally between residential, commercial and industrial consumers. Measured by revenue, the residential and commercial segments of the industry represent revenue approaching $180 billion annually. (Note: the difference between commercial and industrial consumers is that industrial customers are large-scale manufacturing concerns, while commercial users are primarily small businesses, commercial real estate and retail enterprises). The commercial sector acts like the residential sector and has been subjected to regulated pricing policies similar to those of residential customers. Industrial customers are treated differently. We anticipate, therefore, that most of our revenue will be derived from the residential and commercial sectors.

     There are several secondary considerations that stand out as important to the future demand for our services.

  . Fragmentation. The electric industry is fragmented. No one company enjoys name recognition by more than a small percentage of customers. Even when a name is recognized, that recognition is concentrated in a confined geographic area. No company accounts for more than about 5% of total industry revenue. There are approximately 300 investor-owned utilities, which account for about three-quarters of the industry's revenue. However, even the largest of these are generally geographically isolated and have less than 5% of the national market. Unlike telephones, in the emerging electricity industry there are few, if any, identifiable electricity providers. Therefore, electric suppliers will seek to gain access to a large number of new customers. Being able to provide or facilitate such access will likely be a valuable resource to electric suppliers.

  . Information Vacuum. The electric consumer's working knowledge of electricity is limited. Once customers have a choice, some are likely to exercise it. In many cases they will want information about more than just their specific choices. We plan to serve this need as well.

  . Predictable Electric Use. The deregulation of telecommunications, principally telephones, has had a significant influence on consumer views. This may affect electricity in two ways. First, consumers are suspicious of a profusion of pricing schemes which, given the large number of anticipated new entrants, is likely to occur. Second, consumers perceive electric service as a network in which they may conveniently and routinely switch suppliers. Yet, unlike telephone usage, electricity use is consistent and predictable. This makes quantifying a consumer's choice of electric suppliers straightforward, enhancing comparison shopping while eliminating complexity.

Wattage Monitor's Service.
--------------------------

     Overview. Our efforts are centered around:
     ---------

  .  A residential information and transaction service;

  .  A commercial service; and

  .  Market research and information.

     All information is organized by zip code or sub-zip code. Sub-zip codes are used if more than one regulated utility serves the area to ensure that the information is directly relevant to each consumer.

     Competition is new to the electric industry. Most consumers and most investors are unfamiliar with the industry and the factors that influence competition. Accordingly, a detailed description of the electric industry and the most common questions that arise when considering the topic for the first time are included in this business description.

     Historically the electric industry has classified its customer base as comprising three broad categories of consumers: industrial, commercial, and residential. Our service is designed to meet the needs of the latter two classes of consumers - commercial and residential. It is structured to permit suppliers to cost effectively reach these consumer classes with their offerings. In general, industrial customers purchase enough electricity that they enter into individually negotiated contracts. Our information and ordering system is not designed to facilitate such negotiations. The characteristics of our system in the residential and commercial market segments are tailored to serve what we have learned about the specific needs of customers in these classes.

     Residential Consumers. The residential service we offer revolves around
     ----------------------
four principles. It is simple, straightforward, comparative and complete - all the information in one place. The regulated electricity market in most states is not particularly simple. It typically has several different electric service options. In highly populated areas there may be five or more such options while in less populated areas either one or two is common. The complexity of those rate structures are not overwhelmingly complicated, so with a little work, simple, understandable comparisons for consumers can be fashioned. To a significant degree, this is one role we play.

     Our site is further structured to recognize that some consumers may want additional information, to understand the fine print of supplier offering, or to look at their alternatives in some detail. We allow consumers to choose as much information as they want, but do not require them to consider more than the basic comparisons. Most consumers prefer the summary approach of our basic service.

     Commercial Consumers. Commercial electric consumers average 5-6 times the
     ---------------------
electricity consumption of the average residential consumer. They need more information than is provided to residential consumers. Commercial rate structures are sufficiently complicated that it is not realistically possible to impose on the commercial sector the simplicity we achieve in our residential service. Furthermore, residential consumers tend to be fairly homogenous in their electricity consumption pattern, while commercial enterprises represent great variances in needs. Commercial accounts may operate twenty-four hours a day, seven days a week, or just Monday through Friday, from 9 to 5, representing significantly different user profiles and requirements.

     A second differentiating characteristic of commercial businesses is that the electricity purchasing decision is often made by a purchasing professional. Our research indicates that commercial consumers' greatest need is a relatively straightforward basis to understand their competitive attractiveness (or lack thereof) as an electricity consumer. Unlike virtually everything else they buy, they have not developed an ability to calibrate their importance as an electricity consumer. While our commercial system cannot deliver simplicity because the market is not simple, it can deliver concise information to assist the commercial decision-maker in quickly becoming an informed consumer. We can also assist suppliers in approaching commercial consumers with the specific consumption patterns and volumes they most desire.

     Additional Features. Our service is designed to include an expanding
     --------------------
variety of features to allow consumers additional flexibility in analyzing their supplier options. One such feature, the "Wattage Monitor Analyzer", allows consumers to determine the monthly cost and/or savings of an offer. That information can be estimated superficially (by knowing about how much was paid for electricity last month) or in greater detail by considering historical consumption information that the consumer provides.

     Access. Our services are available both through a toll-free telephone
     -------
service (1-888-WATTAGE) and through the Internet at www.wattagemonitor.com. The Wattage Monitor service is free to consumers.

     Research and Information. We have accumulated an information database which
     -------------------------
has several unique and valuable characteristics. The first is that our information is relatively independent of today's high profile privacy concerns. The information is primarily about facilities, homes, offices and buildings, not about individuals. Second, our database is stable because it is based on location. If the homeowner moves, a business relocates or a tenant changes addresses, the value of our information is unaffected. Typically, such changes lead to a loss in a database's value because it is about the person rather than the location. Therefore, the nature of our service allows us to register a particular location, provide our service to current and future occupants thereof, amass location specific information and facilitate the choice of an electric supplier by subsequent occupants.

     With such information we intend to become a leading provider of analytical information. We provide research on a fee basis, publish industry indices, and distribute a newsletter. The focus of this information is on competition, pricing, competitive trends and consumer behavior. In conjunction with our activities to insure we meet the needs of electric consumers (such as those noted above) and through the use of our service by consumers to choose an electricity supplier, we believe we know as much or more about consumer participation in the competitive electric market than any other entity. As a brand building exercise within the electric power industry, and as a service to the public, the print media, industry policy makers and other interested parties, we periodically publish summaries of this information. This is a core activity for our Service and Research Practice. We believe that such activities, along with our direct marketing and public relations efforts, have helped make us the preeminent information source we are today.

     Web Site Partnerships. Wattage Monitor offers a data stream and transaction capability to other web sites which want to provide electric pricing information and purchasing capability to their visitors. Through a combination of proprietary technology and industry-leading aggregation of commercial and residential electric utility pricing information, other web sites, Internet portals and information services can access fast, accurate, and complete information regarding the electric energy market place. In essence, we give other web properties the ability to compete with Wattage Monitor's core offering under the heading of their own brand. These sites are therefore afforded the ability to deliver another service to their visitors without having those visitors leave their property. These services are expected to be increasingly valuable as the competitive electric market expands nationally, as consumers become increasingly aware that they may choose an electric supplier, and as a growing number of portals and web community sites conclude that they should make such information available to their best customers. By providing this information and transaction capability through multiple portals, competing electric suppliers can access the widest possible range of Internet purchasing consumers through their relationship with us. In these transactions, Wattage Monitor shares revenue with the "host" web site.

     In the evolution of these partnerships, certain categories of consumers have been identified who are more likely to be interested in choosing a new electric supplier than others. These categories of consumers tend to use products and services associated with the home such as financial services offered by banks and insurance companies, particularly mortgage related products, realtors, moving services, house and home sites, etc. Partnerships with these naturally complementary sites are the focus of our attention in completing these partnerships.

     In addition, governmental or the not-for-profit consumer advocate web sites have found that facilitating access to the Wattage Monitor information system for their visitors is consistent with their objectives and service. Accordingly the majority of them, in locations where consumers may choose their electric supplier, have chosen to link their sites to Wattage Monitor. In one recent example, The Ohio Consumer Counsel licensed access to our database and retained us to create several specialty information screens for their users. If an Ohio resident, accessing that site, concludes they would like to use an electric supplier identified therein, they may execute that choice by a link to the Wattage Monitor site.

     The Wattage Monitor System. Our information system is designed to integrate
     ---------------------------
a data management and electronic commerce search engine to create an efficient electric choice information system. The system was designed to create recognizable brands and convey objectivity, simplicity, increased levels of sophistication when necessary, and consumer orientation. The data management capability of our information system maintains numeric data, including zip codes and prices.

     Wattage Monitor v3.0, the current version of the system released in January 2001, provides greater transaction flexibility and more efficient implementation of web site partnering and data-exchange opportunities, and services all 50 states.

     Operational Experience. While not the first state to allow its citizens to
     -----------------------
choose an electric supplier, Pennsylvania was the first state to do so in a manner which allowed consumers significant savings. Accordingly, the first commercial release of our information system occurred in Pennsylvania on October 19, 1998. While there has been experience gained with our system elsewhere, much of its use to date is by residents of Pennsylvania, as the state remains the purest de-regulated market in the US.

     Upon the deregulation of the electric industry in Pennsylvania, about 375,000 households switched suppliers in the first several months that they were given a choice. Based on traffic to our system, the total switching figure implies that nearly 15% of those who switched used our system. We consider this response to be positive. Active marketing by suppliers to consumers in Pennsylvania did not develop until late in 1998. In our first week, 10,000 consumers used the service. Over 50,000 Pennsylvania electricity shoppers used our information system in the first three months.

Implementation.
---------------

     Consumer Awareness. We have tested various methods to inform electric
     -------------------
consumers of our existence by using billboards, drive time radio, links to other web sites and public relations. The most cost-effective of these methods has been editorial placements gained through PR efforts, mostly in print media, particularly newspapers. More than 50 major print articles have been written about our service.

     We also intend to reach consumers through our partnerships with other web sites. Because choosing an electric supplier is not an every day activity, portals have been receptive to discussions about offering a co-branded or site-branded (i.e. Electric Center) Wattage Monitor option for their visitors.

     Billboards and radio, while somewhat effective, have proven to be less useful than newspapers in informing consumers of our service. Consumer awareness and use of our system is also dependent upon the advertising programs of suppliers. The more frequently suppliers approach consumers, the greater the demand for the comparative information available from our system. Accordingly, use of our system is dependent upon the active, independent marketing efforts of suppliers.

     Finally, we actively solicit commercial customers to use our system. Informing commercial customers of our service involves out-bound telephone calls in addition to the awareness programs described above. No such calls are made to residential consumers. We cannot be certain that making consumers aware of our service will not be more costly or take longer than is currently anticipated.

     Consumer Acceptance. As noted, early consumer acceptance of our services in
     --------------------
Pennsylvania was quite good. Our follow-up surveys of customer response have shown the following:

  .  High levels of satisfaction with our service;

  .  Great confusion about the process and consequences of switching suppliers;

  . A lack of information about how electricity is supplied and how competition is possible;

  . Reluctance to tackle the complexities of choosing a supplier, unfamiliar terms, unfamiliar suppliers, complicated rate structures and offers; and

  .  Overwhelming support for competition as a "good thing."

     The rate at which consumers become familiar and comfortable with competition in the electric market will determine when they are willing to choose a supplier. This may determine when consumers decide to use our system. At this point, there can be no assurance as to the rate of acceptance of our service by consumers.

     Our system has found supportive audiences among trade associations, community-based organizations, church groups and similar associations. It is anticipated that such groups will help create demand for our service and influence suppliers to participate.

     Supplier Awareness. Supplier participation has been gained through direct
     -------------------
marketing efforts undertaken by the company. These efforts are the responsibility of our direct sales force. We have found suppliers initially reluctant to contract with us for our services.

     Before we could generate revenue, we had to overcome suppliers' reluctance to participate in our information system. Initially, we expected that creating a national electricity information brand would require us to:

  .  Create the Wattage Monitor information system;

  .  Demonstrate that consumers use the Wattage Monitor service; and

  .  Gain electricity supplier participation.

     We believe we demonstrated our ability to successfully achieve the first two of these success criteria within the first 18 months following the establishment of Wattage Monitor. However, it proved more difficult to convince suppliers to participate. There are a number of factors we believe affect an electric supplier's participation in our service. Four of the most important are:

  . Market Immaturity-- When states decide to create competition in their electricity industry it generally requires legislation to do so. After adopting that legislation, the specific structure of the market and the requirements for participating in it evolve through hearings and implementing regulations issued by the various state Public Utility Commissions. That process is not complete even today even in states that originally enacted legislation two or three years ago. Such a process makes it difficult for suppliers to compete for customers when the market is first open, as the exact rules of engagement are not yet established. The end result, using as an example Pennsylvania, which opened its markets in early 1999, was that nearly eighty companies obtained licenses but only about thirty have, as yet, sought customers. Many of these thirty who are competing are essentially test marketing a product or approach while they wait for the market to come further into focus. In such an environment, the need for our service only arises once the supplier decides to proceed full speed ahead.

  . Consumer Behavior -- While a hundred million households and fifteen million businesses use electricity, virtually none have ever chosen their electric supplier. There is no confidence about how such customers will make those choices. Since we represent a novel distribution channel in the mind of a supplier, there is added risk to enrolling with us before we demonstrate our effectiveness. Most suppliers choose to begin their marketing efforts using traditional marketing channels only.

  . Organizational Immaturity -- All competing suppliers, including those (more than half) that are subsidiaries of very large enterprises, are nevertheless newly created. This "start-up" nature of all companies in this market means virtually every one of them was conceived by its founders and/or its parent to succeed by taking a certain approach. An organization was created to implement this approach. Necessarily, we were not part of those plans because we did not exist. Most suppliers conclude they need to try their originally adopted approach before they either (a) change directions or (b) add a second approach, such as the service we offer.

  . Our Credibility -- Until we launched in Pennsylvania we could demonstrate our system for suppliers but we had no track record and no live consumer experience. Given the above noted market conditions, suppliers were reluctant to use our service until we demonstrated our operational existence and effectiveness. Although this reluctance is disappearing, our marketing efforts to suppliers have proven to be more difficult than originally anticipated.

     In spite of this initial reluctance on the part of suppliers to participate in the Wattage Monitor system, our strategy was to show that consumers found our system useful and used it. Having demonstrated such, along with our continued ability to offer our service, we believed that the fragmented nature of this industry would eventually result in one or more of the suppliers deciding to participate in the Wattage Monitor system. We further believe that once our supplier had done so that it would receive a disproportionately greater number of new customers. Seeing that occur would, in turn, encourage the remaining suppliers to participate in the Wattage Monitor system.

         While the timing was not exactly that which we had originally anticipated, the overall evolution of supplier participation in our system occurred as and for the reasons we originally expected. In February 2000, the first four suppliers agreed to transact orders through our system. Within a month this had grown into ten, then quickly expanded to nearly thirty participating suppliers which represents the status of supplier participation at the end of 2000. The following table sets forth, for regulated utility territories with four or more competitive offers, the participating suppliers as of the date hereof, states in which they compete for customers and the share of competitive market offers they represent (participating suppliers' offerings compared to the total of all competing market offers, i.e. our market share):

                                WM Market Share

Regulated Utility Territory                 State       Suppliers           WM %            Offers            WM %
------------------------------------------------------------------------------------------------------------------------
 Pacific Gas & Electric                      CA            11               45%              14               50%
 San Diego Gas & Electric                    CA            10               50%              13               54%
 Southern California Edison                  CA            11               45%              13               46%
------------------------------------------------------------------------------------------------------------------------
                                                  California Average:       47%                               50%
------------------------------------------------------------------------------------------------------------------------
 Conectiv                                    NJ             6               67%               9               78%
 GPU/Jersey Central                          NJ             4               75%               6               83%
 PSEG                                        NJ             6               83%               9               89%
------------------------------------------------------------------------------------------------------------------------
                                                  New Jersey Average:       75%                               83%
------------------------------------------------------------------------------------------------------------------------
 ConEd (NY)                                  NY             5               80%               5               80%
 ConEd (Westchester)                         NY             4               75%               4               75%
------------------------------------------------------------------------------------------------------------------------
                                                  New York Average:         77%                               79%
------------------------------------------------------------------------------------------------------------------------
 Allegheny                                   PA             2              100%               4              100%
 DQE                                         PA             6               67%               8               75%
 MetEd                                       PA             8               75%              10               80%
 PenElec                                     PA             8               75%              10               80%
 PECO                                        PA            18               67%              22               68%
 Penn Power                                  PA             7               71%               9               78%
 PP&L                                        PA             8               63%              10               70%
 UGI                                         PA             3               67%               5               80%
------------------------------------------------------------------------------------------------------------------------
                                                Pennsylvania Average:       73%                               79%
------------------------------------------------------------------------------------------------------------------------

         While we believe adding additional suppliers could be accomplished with relatively less effort than it took to achieve our current level of supplier participation, our marketing and other resources are currently devoted to developing the procedures, automating the processes, implementing electronic switching, and otherwise developing and maturing the relationship with these newly existing participating suppliers. Furthermore, the Company's current efforts with consumers involve redirecting their use of our site from essentially an information source to one where they execute their choice of a new supplier. These efforts, particularly the automation of such processes, including the electronic compliance with the variations in state mandated procedures and information requirements, currently involve substantially all our IT resources.

         The Company believes that over time, by providing this service and being ever better and more efficient at staying abreast of and automating the detailed switching rules, we can build up a competitive advantage as the preferred service implementing switching. That service can be offered only to suppliers who subscribe to the WM system, or offered separately for a fee to all electric suppliers.

                             State-by-State Status

         Overview. The following tables summarize the status of state efforts to
         --------
allow consumers a choice of electric suppliers.

                                                                  Number     Residential    Commercial
                                                                    of        Electric       Electric
Current Status                                                    States      Consumers     Consumers
--------------------------------------------------------------------------------------------------------
                                                                             (millions)     (millions)
Enacted Legislation.......................................          24           65             8
Pending Legislation.......................................           5            7             1
Policy Development........................................          14           24             3
No Substantial Activity...................................           7           11             1
                                                               -----------------------------------------
                                                                    50          107            13

         Other Considerations. Many states are actively in the process of
         --------------------
adopting competition for their electric industry. However, the timing of competition is not the only factor in determining how, and to what degree, demand for our information system will evolve. Demand for our service stems as much from how competition is introduced as when it is introduced. States are enacting legislation well in advance of implementing competition. While such legislation typically sets a timetable for competition, it may also establish specific requirements of how competition is to be phased in. For instance, Pennsylvania adopted regulations that meant consumers could realize immediate savings. By contrast, California structured the phase-in of competition in a manner that did not permit consumers such savings. By 2004, a California consumer may see savings considerably greater than those available in Pennsylvania. Accordingly, the demand for our service will be determined by the timing of competition that individual states adopt as well as by how it is phased in. There can be no assurance that the state-by-state phase-in plans will be sufficiently timely or competitive to allow demand for our service to develop.

Competitive Environment.
-----------------------

         Since our inception in 1997, numerous (20+) companies, most news services and a wide range of governmental entities have provided a variety of information about the deregulating electric industry to consumers. Some of that information may include rate and service information. However, none of those have exactly our approach to the market and/or offer the service we provide. For instance, we believe we are the only company to directly sign up and switch electric suppliers when consumers request us to do so. To the best of our knowledge, all other companies who profess to offer this type of service refer, usually via email, customers to an identified supplier rather than provide direct switching functionality.

         In comparing our activities only to companies who are arguably similar in approach to ours, only eight of them remain active of which only four provide services that are national in scope and only one, Energyguide.com, is currently actively competitive with us in several situations. However, as an internet business, we are subject to the internet's rapidly changing business environment, technology, and standards. Further, the internet, particularly for information and shopping services such as the one we offer, is also subject to rapid new product and service introductions.

Proprietary Intellectual Property.
---------------------------------

         We have applied to the United States Patent and Trademark Office for registration of several trademarks, logos and icons including "WM", "Wattage Monitor," "Kilowatt Monitor", "WattMonitor," and "ElectricEye." Others are currently pending. We have received certificates of registration for "Wattage Monitor", "ElectricEye" and the Wattage Monitor logos.

         We have also applied for a patent relating to our computer-based system and methods for collecting and providing information regarding the electric power industry and available electric supply options. No action has been taken, nor comments received, on the patent application, which was filed on November 11, 1998. No assurances can be given when or if our patent application will be approved.

Employees.
---------

     As of March 7, 2001, we employed 36 people. We believe that our relations with our employees are good.

Insurance.
---------

     We maintain property and liability coverage with various insurers. We believe that such coverage is adequate for our needs and customary for information service companies of comparable size and maturity.

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

ITEM 2 - Description of Property.

     We maintain offices in several locations, including:

     . San Rafael, California (month-to-month rental, expires April 6, 2001) 1348 Fourth Street, Suite 210
         San Rafael, CA 94901

     . San Rafael, California (this lease begins on March 15, 2001 and expires on March 31, 2004)
         711 Grand Avenue, Suite 210
         San Rafael, CA 94902

     .   Reno, Nevada (this lease expires on April 14, 2001)
         1100 Kietzke Lane
         Reno, NV  89502

     . Reno, Nevada (this lease begins on April 1, 2001 and expires on March 31, 2004)
         1475 Terminal Way, #B
         Reno, NV 89502

     .   Washington, D.C. (month-to-month rental)
         1401 New York Avenue NW, Suite 600
         Washington, DC  20005

     .   Dallas, Texas (this lease expires on March 31, 2003)
         3131 McKinney Avenue, #L10
         Dallas, TX  75204

         Our offices cover an aggregate of approximately 11,700 square feet. As of the date of this filing, required annual lease payments are: $215,400 for 2001, $259,700 for 2002, $210,000 for 2003 and $47,800 for 2004. In addition, we have offices provided by our employees in Boston, Massachusetts; Helena, Montana; and Las Vegas, Nevada. No additional lease expenses are required under these arrangements with our employees.

ITEM 3 - Legal Proceedings.

         Not applicable.


ITEM 4 - Submission of Matters to a Vote of Security Holders.

         On December 27, 2000, the Company mailed proxy statements with ballots to its stockholders of record on December 22, 2000.

         The stockholders approved an amendment to the Amended and Restated Articles of Incorporation to increase the total number of shares of Common Stock that the Company shall have the ability to issue by twenty-five million to seventy-five million shares. The following consents were received as of December 31, 2000 when the Certificate of Amendment was filed with the Nevada Secretary of State.

               Approve          % Approve       Disapprove       % Disapprove        Abstain          % Abstain
               -------          ---------       ----------       ------------        -------          ---------
              9,022,166          56.23%              -                 -                -                 -

         The stockholders also approved an amendment to the 1999 Incentive Compensation Plan to increase the number of shares of Common Stock authorized and available for issuance thereunder from 2,500,000 to 8,989,980. Set forth below is the results of the vote to amend the 1999 Incentive Compensation Plan.

               Approve          % Approve       Disapprove       % Disapprove        Abstain          % Abstain
               -------          ---------       ----------       ------------        -------          ---------
              9,022,166          56.23%              -                 -                -                 -

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

                                                                              Common Stock
                                                              --------------------------------------------
                                                                   High Bid                   Low Bid
                                                              ------------------        ------------------
     February 26, 1999 through March 31, 1999.............          $ 7.25                    $ 4.00
     April 1, 1999 through June 30, 1999..................          $16.00                    $ 5.50
     July 1, 1999 through September 30, 1999..............          $ 6.75                    $ 2.40
     October 1, 1999 through December 31, 1999............          $ 4.56                    $ 1.03
     January 1, 2000 through March 31, 2000...............          $ 4.00                    $ 1.38
     April 1, 2000 through June 30, 2000..................          $ 2.94                    $ 0.38
     July 1, 2000 through September 30, 2000..............          $ 2.44                    $ 0.91
     October 1, 2000 through December 31, 2000............          $ 1.75                    $ 0.52

         On March 7, 2001, the closing bid price as quoted by the OTC Electronic Bulletin Board for our common stock was $0.31. As of March 7, 2001, there were 70 holders of record of our common stock.

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

         On January 18, 1999, Wattage Monitor issued 980,000 shares of our common stock. We raised $9,800 from that offering, which was made under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as a non-public offering solely to accredited investors.

         On February 5, 1999, Wattage Monitor entered into a Stock Purchase Agreement in connection with the purchase of 2,750,000 shares of our common stock. We raised $1,000,000 under the agreement, which was made under Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as a non-public offering solely to accredited investors.

         On February 24, 1999, Wattage Monitor completed an offering of 1,000,000 units, consisting of one share of our Series A preferred stock and one warrant to purchase our Series B preferred stock at a price of $1.00 per share. We raised $3,000,000 from that offering, which was made pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as a non-public offering solely to accredited investors. In addition, we received $3,500,000 from the full exercise of the warrants between

September 23, 1999 and November 10, 1999 for a total of $6,500,000. In exchange we issued Preferred Stock convertible into 3,500,000 shares of common stock for a total of 4,500,000 shares issued. The weighted average price of the underlying common stock issued is $1.44 ($6,500,000 divided by 4,500,000).

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

         Between September 23, 1999 and November 10, 1999, Valiant Growth Fund, Orion Projects Limited, Delta Realty Limited, Bennett Finance Limited, Westin Machineries Pension S.A. and Liegemen, S.A. exercised their warrants to purchase an aggregate of 3,500,000 shares of Series B preferred stock for an aggregate purchase price of $3,500,000. In connection with these transactions, we relied upon the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because these issuances did not involve public offerings.

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

         On January 6, 2000, Bennett Finance Limited, Westin Machineries Pension S.A. and Liegemen, S.A. converted an aggregate of 875,000 shares of Series B preferred stock to 875,000 shares of common stock. In connection with this transaction, we relied upon the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because this issuance did not involve a public offering.

         On November 22, 2000, Valiant Growth Fund, Orion Projects Limited and Delta Realty Limited converted an aggregate of 2,625,000 shares of Series B preferred stock to 2,625,000 shares of common stock. In connection with this transaction, we relied upon the statutory exemption provided by Section 4(2) of the Securities Act of 1933, because this issuance did not involve a public offering.

         On December 22, 2000, Wattage Monitor entered into a Stock Purchase Agreement in connection with the purchase of 2,750,000 shares of our common stock. We received cash in the amount of $27,500 and executed promissory notes in the aggregate amount of $720,500 under the agreement, which was made under Rule 504 of Regulation D, promulgated under the Securities Act of 1933 as a non-public offering solely to accredited investors.

         On November 28, 2000, Wattage Monitor entered into a Stock Purchase Agreement in connection with the purchase of 25,600,000 shares of our common stock. Under the terms of the Stock Purchase Agreement, Wattage Monitor was required to deliver shares covered by an effective registration statement on the closing date. In accordance with the terms of such agreement, on December 28, 2000 we received capital in the amount of $6,963,200 and delivered shares registered under the Securities Act of 1933, as amended.

ITEM 6 - Plan of Operation.

         As of March 7, 2001, we had approximately $4,511,400 of cash in our accounts. At today's expenditure levels, that will carry us into 2002, assuming nominal revenue. We do, however expect to materially increase our revenue in 2001.

         Our goal is to be the preeminent electricity information and switching transaction service in the competitive electricity market. We derive our revenue principally from electricity suppliers for presenting consumers with information about electric rates and allowing consumers to order electricity from their chosen supplier. We also make our industry leading electricity news and information available to partner web sites via a data-feed, and expect to share the sales commissions and any advertising revenue these partner sites generate. Finally, we provide electric market research, a newsletter and consumer surveys on a fee and subscription basis to electric utilities and others interested in this industry. We began to generate revenue during the first quarter of 2000, and although revenue grew in the second, third and fourth quarters of 2000, the total revenue generated during the year ended December 31, 2000 was not significant.

         Our success enrolling suppliers in the first half of 2000 demonstrated that we can achieve the three criteria we initially established as necessary to prove our business model:

         1.  Creation of the Wattage Monitor information system;
         2.  Demonstration that consumers use the Wattage Monitor service; and
         3.  Electricity supplier participation.

         Our task now becomes to scale our business as competition spreads to additional states to capitalize on our market leading position. The first step in that process has been to secure and maintain a strong market share of participating suppliers in each of the regulated utility territories in each of the states with active competition. At the end of 2000, our market share - defined as the percentage of competing suppliers in a territory that are actively participating in our system - was greater than 46% in all cases, as much as 100% in some cases, and averaged approximately 74%.

         While establishing and maintaining market share remains an on-going focus, the natural next step in scaling our business is to generate switching activity through our service, thereby growing our principal revenue stream. Leveraging our relationships with competitive suppliers, we executed several market-specific initiatives in the 2nd half of 2000. With the majority of our activities implemented in the volatile San Diego, California market, we executed 1,246 revenue generating transactions (both orders and lead referrals) in the last half of 2000.

Plan of Operation

         We expect monthly expenditures during the next year to begin at roughly $400,000-$450,000 and to increase ratably with our increase in revenue over the period. Any increase is expected to be primarily in the form of additional staffing and marketing efforts. For the year ended December 31, 2000, monthly expenditures averaged approximately $401,000. After adjusting to include capitalized payroll-related development costs and exclude depreciation/amortization and financing-related costs, our monthly expenditures averaged approximately $365,000 for the year just ended. Current monthly expenditures (as adjusted) are approximately $117,000 for system development, $64,000 for marketing to suppliers, $82,000 for operations, and $138,000 for general and administrative expenses. Of these amounts approximately $83,000, $41,000, $34,000 and $23,000, respectively, are for salaries of our employees.

         We expect to operate for the next twelve months principally as follows:

         . To maintain current information about electric rates and services in all states with active competition among suppliers.

         . To offer Internet access and telephone service through our 1-888-WATTAGE toll free number for the entire year, the cost of which is included in the monthly expenditures discussed above.

         . To implement market-specific initiatives (including local programs affecting a single city, locality or regulated utility service territory) and consumer-segment-specific initiatives to increase switching activity through our service.

         .  To realize increasing revenue from offering our service.

         . To continue to actively market our service to suppliers through our direct sales force.

         . To maintain our current co-branding "Powered by WM" relationships and to continue to actively pursue new "Powered by WM" opportunities to both increase the exposure of our service and increase revenue.

         . To further expand and refine our information system, WM v3.0, to provide greater transaction flexibility and more efficient implementation of web site partnering and data-exchange opportunities.

         . To redesign the commercial customer path of our information system to provide a more sophisticated infomediary service/tool to commercial customers and suppliers, thereby increasing higher revenue switching transactions.

         . To further market our commercial service by leveraging our Preferred Supplier status with PurchasePro, a leading enabler of business-to-business e-commerce for companies of all sizes.

         . In sum, we expect to scale our business to capitalize on our market leading position and establish a growing and increasingly predictable revenue stream.

ITEM 7 - Financial Statements.

Report of Independent Certified Public Accountants
--------------------------------------------------

Board of Directors
Wattage Monitor Inc.

We have audited the accompanying balance sheet of Wattage Monitor Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from inception (July 1, 1997) through December 31, 2000 and for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wattage Monitor Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period from inception (July 1, 1997) through December 31, 2000 and for the years ended December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Reno, Nevada
February 1, 2001

                             Wattage Monitor Inc.
                         (a development stage company)

                                 BALANCE SHEET

                               December 31, 2000

                                    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      $  5,849,057
    Accounts receivable                                                  21,502
    Prepaid expenses                                                     58,559
                                                                   ------------
             Total current assets                                     5,929,118
                                                                   ------------

PROPERTY AND EQUIPMENT, net                                           1,066,719
                                                                   ------------

OTHER ASSETS

    Software licenses                                                    11,250
    Patents and trademarks                                               40,482
    Deposits                                                             16,262
                                                                   ------------
             Total other assets                                          67,994
                                                                   ------------

                                                                   $  7,063,831
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                               $    765,315
    Accrued liabilities                                                  78,235
    Accrued interest                                                      8,124
                                                                   ------------
             Total current liabilities                                  851,674
                                                                   ------------

COMMITMENTS                                                                  --
                                                                   ------------

STOCKHOLDERS' EQUITY
    Preferred stock, Series B, convertible; $0.01 par value,
        5,000,000 shares authorized, no shares
        issued and outstanding                                               --
    Common stock, $0.01 par value, 75,000,000 shares
        authorized, 44,396,520 shares issued and
        outstanding                                                     443,966
    Additional paid-in capital                                       18,783,761
    Note receivable issued for common stock                            (720,500)
    Deficit accumulated during the development stage                (12,295,070)
                                                                   ------------
        Total stockholders' equity                                    6,212,157
                                                                   ------------

                                                                   $  7,063,831
                                                                   ============

        The accompanying notes are an integral part of this statement.

                             Wattage Monitor Inc.
                         (a development stage company)

                           STATEMENTS OF OPERATIONS


                                                                                                     Cumulative
                                                                                                   from Inception
                                                       Year Ended December 31,                    (July 1, 1997) to
                                                   1999                       2000                December 31, 2000
                                            ------------------         -----------------         ------------------
Revenue                                     $                -         $          33,830         $           33,830

Operating expenses

     Telecommunications                     $          781,430         $         794,640         $        1,925,316
     System development                                688,412                   927,004                  2,073,409
     Marketing                                         675,360                   864,379                  2,002,203
     General and administrative                      1,362,638                 1,820,641                  4,143,769
     Depreciation and amortization                     164,692                   341,257                    535,501
                                            ------------------         -----------------         ------------------

         Net loss from operations                   (3,672,532)               (4,714,091)               (10,646,368)
                                            ------------------         -----------------         ------------------


Other income (expense)
     Interest expense                               (1,303,908)                   (8,124)                (1,832,421)
     Interest and dividend income                      107,352                    80,886                    199,038
     Loss on disposal of assets                        (15,319)                        -                    (15,319)
                                            ------------------         -----------------         ------------------
                                                    (1,211,875)                   72,762                 (1,648,702)
                                            ------------------         -----------------         ------------------

         NET LOSS                           $       (4,884,407)        $      (4,641,329)     $         (12,295,070)
                                            ==================         =================         ==================

Loss per common share                       $            (0.45)         $          (0.34)         $           (1.22)
                                            ==================         =================         ==================

Weighted average number of
common shares outstanding                           10,919,332                13,836,659                 10,067,274
                                            ==================         =================         ==================

       The accompanying notes are an integral part of these statements.

                             Wattage Monitor Inc.
                         (a development stage company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                             Class I             Class II                Series A                  Series B
                                         Membership Units     Membership Units        Preferred Stock           Preferred Stock
                                        -----------------     ----------------        ----------------          ---------------
                                        Units     Amount       Units    Amount        Shares    Amount         Shares     Amount
---------------------------------------------------------------------------------------------------------------------------------
Inception, July 1, 1997                    -    $       -         -   $       -            -    $    -              -     $    -

Issuance of membership units       5,000,000      450,000         -           -            -         -              -          -

Net loss                                   -            -         -           -            -         -              -          -

---------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997        5,000,000      450,000         -           -            -         -              -          -

Issuance of membership units,
    net offering cost                      -            -   666,667     949,710            -         -              -          -

Beneficial conversion feature on
    debt                                   -            -         -           -            -         -              -          -

Amortization of discount on debt           -            -         -           -            -         -              -          -

Net loss                                   -            -         -           -            -         -              -          -

Recapitalization                  (5,000,000)    (450,000) (666,667)   (949,710)           -         -              -          -

---------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                -    $       -         -   $       -            -    $    -              -     $    -

=================================================================================================================================

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                 Add'l    Note Receivable  Unamortized    During the
                                            Common Stock        Paid-In      Issued for      Discount     Development
                                            ------------
                                         Shares     Amount      Capital     Common Stock      on Debt        Stage       Total
----------------------------------------------------------------------------------------------------------------------------------
Inception, July 1, 1997                      -   $      -    $        -      $        -   $        -   $          -    $        -

Issuance of membership units                 -          -             -               -            -              -       450,000

Net loss                                     -          -             -               -            -       (177,935)     (177,935)
----------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1997                  -          -             -               -            -       (177,935)      272,065

Issuance of membership units, net
    offering cost                            -          -             -               -            -              -       949,710

Beneficial conversion feature on
    debt                                     -          -       880,000               -     (880,000)             -             -

Amortization of discount on debt             -          -             -               -      495,000              -       495,000

Net loss                                     -          -             -               -            -     (2,591,399)   (2,591,399)

Recapitalization                     7,500,000     75,000     1,324,710               -            -              -             -

----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998          7,500,000   $ 75,000    $2,204,710      $        -   $ (385,000)  $ (2,769,334)   $ (874,624)

==================================================================================================================================

       The accompanying notes are an integral part of these statements.

                             Wattage Monitor Inc.
                         (a development stage company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                Class I                   Class II                 Series A                     Series B
                            Membership Units          Membership Units          Preferred Stock              Preferred Stock
                            ----------------          ----------------        --------------------         --------------------
                            Units     Amount          Units     Amount         Shares      Amount           Shares      Amount
-------------------------------------------------------------------------------------------------------------------------------
Sale of common stock            -     $    -              -     $    -                 -  $      -                  -  $      -
Exercise of stock options       -          -              -          -                 -         -                  -         -
Conversion of debt to
    common stock                -          -              -          -                 -         -                  -         -
Acquisition of
    Wattage Monitor Inc. -
    net of offering costs       -          -              -          -         1,000,000    10,000                  -         -
Beneficial conversion
    feature on debt             -          -              -          -                 -         -                  -         -
Amortization of
    discount on debt            -          -              -          -                 -         -                  -         -
Exercise of warrants            -          -              -          -                 -         -          3,500,000    35,000
Conversion of preferred
    stock to common stock       -          -              -          -        (1,000,000)  (10,000)                 -         -
Net loss                        -          -              -          -                 -         -                  -         -
-------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999     -     $    -              -     $    -                 -  $      -          3,500,000  $ 35,000
===============================================================================================================================

                                                                                           Deficit
                                                                                         Accumulated
                                                               Add'l    Note Receivable  Unamortized   During the
                                          Common Stock        Paid-In      Issued for      Discount    Development
                                      -------------------
                                         Shares    Amount     Capital     Common Stock     on Debt        Stage       Total
-------------------------------------------------------------------------------------------------------------------------------
Sale of common stock                    707,366 $   7,074 $    700,292    $        -      $        -  $          -  $   707,366
Exercise of stock options                14,100       141       13,959             -               -             -       14,100
Conversion of debt to
    common stock                      3,075,054    30,751    1,456,829             -               -             -    1,487,580
Acquisition of Wattage Monitor Inc.
    - net of offering costs             250,000     2,500    2,806,784             -               -             -    2,819,284
Beneficial conversion
    feature on debt                           -         -      880,000             -        (880,000)            -            -
Amortization of
    discount on debt                          -         -            -             -       1,265,000             -    1,265,000
Exercise of warrants                          -         -    3,465,000             -               -             -    3,500,000
Conversion of preferred
    stock to common stock             1,000,000    10,000            -             -               -             -            -
Net loss                                      -         -            -             -               -    (4,884,407)  (4,884,407)
-------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999          12,546,520 $ 125,466 $ 11,527,574    $        -      $        -  $ (7,653,741) $ 4,034,299
===============================================================================================================================

       The accompanying notes are an integral part of these statements.

                             Wattage Monitor Inc.
                         (a development stage company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    Class I             Class II                Series A                  Series B
                               Membership Units      Membership Units        Preferred Stock           Preferred Stock
                               ----------------      ----------------        ----------------         -----------------
                               Units     Amount       Units    Amount        Shares    Amount         Shares     Amount
-----------------------------------------------------------------------------------------------------------------------
Sale of common stock               -     $    -           -    $    -             -    $    -              -  $       -

Conversion of preferred
    stock to common stock          -          -           -         -             -         -     (3,500,000)   (35,000)

Net loss                           -          -           -         -             -         -              -          -

------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2000        -     $    -           -    $    -             -    $    -     (3,500,000) $ (35,000)

========================================================================================================================

                                                                                                 Deficit
                                                                                               Accumulated
                                                       Add'l   Note Receivable    Unamortized   During the
                                  Common Stock        Paid-In     Issued for        Discount   Development
                                  ------------
                                Shares    Amount      Capital    Common Stock        on Debt      Stage           Total
------------------------------------------------------------------------------------------------------------------------
Sale of common stock        28,350,000 $ 283,500  $ 7,218,864       $ (720,500)   $         - $          -  $ 6,781,864

Conversion of preferred
    stock to common stock    3,500,000    35,000            -                -              -            -            -

Compensation expense
    on option grants                 -         -       37,323                -              -            -       37,323

Net loss                             -         -            -                -              -   (4,641,329)  (4,641,329)

------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2000 44,396,520 $ 443,966  $18,783,761       $ (720,500)   $         - $(12,295,070) $ 6,212,157

========================================================================================================================

       The accompanying notes are an integral part of these statements.

                              Wattage Monitor Inc.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                                Cumulative
                                                                                              from Inception
                                                       Year ended December 31,               (July 1, 1997) to
                                                     1999                   2000             December 31, 2000
                                               -----------------      -----------------      -----------------
Cash flows from operating activities:
   Net loss                                    $     (4,884,407)      $     (4,641,329)      $    (12,295,070)
                                               -----------------      -----------------      -----------------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Write off of software license                            -                      -                184,875
     Loss on disposal of assets                          15,319                      -                 15,319
     Amortization of discount on debt                 1,265,000                      -              1,760,000
     Depreciation and amortization                      164,692                341,257                535,501
     Changes in:
       Accounts receivable                                    -                (21,502)               (21,502)
       Prepaid expenses                                 (26,270)               (28,903)               (58,558)
       Other assets                                     (12,783)               (21,476)               (57,243)
       Accounts payable                                  75,442                335,491                523,992
       Accrued liabilities                               34,537                 31,199                 78,237
       Accrued interest                                  37,191                  8,124                 70,704
                                               -----------------      -----------------      -----------------
         Total adjustments                            1,553,128                644,190              3,031,325
                                               -----------------      -----------------      -----------------
         Net cash used in operating activities       (3,331,279)            (3,997,139)            (9,263,745)
                                               -----------------      -----------------      -----------------

Cash flows from investing activities:

   Acquisitions of property and equipment              (535,106)              (529,714)            (1,571,845)
                                               -----------------      -----------------      -----------------

Cash flows from financing activities:

   Deferred offering costs                               48,670                      -                      -
   Issuance of membership units                               -                      -              1,399,710
   Issuance of notes payable to related parties         500,000                757,000              2,486,000
   Payments on notes payable to related parties        (304,000)              (757,000)            (1,061,000)
   Acquisition of Wattage Monitor, Inc.               2,819,284                      -              2,819,284
   Common stock issued                                  707,366              6,819,187              7,526,553
   Series B preferred stock warrants exercised        3,500,000                      -              3,500,000
   Stock options exercised                               14,100                      -                 14,100
                                               -----------------      -----------------      -----------------
         Net cash provided by
         financing activities                         7,285,420              6,819,187             16,684,647
                                               -----------------      -----------------      -----------------

       NET INCREASE IN CASH AND
       CASH EQUIVALENTS                               3,419,035              2,292,334              5,849,057
Cash and cash equivalents beginning of period           137,688              3,556,723                      -
                                               -----------------      -----------------      -----------------
Cash and cash equivalents end of period        $      3,556,723       $      5,849,057       $      5,849,057
                                               =================      =================      =================

Supplemental disclosure of non-cash investing
and financing activities:
   Software license agreement and development
   costs included in accounts payable          $              -       $              -       $        373,129
                                               =================      =================      =================

   Notes payable converted to common stock     $      1,487,580       $              -       $      1,487,580
                                               ================       =================      =================

   During the year ended December 31, 2000, notes receivable of $720,500 were received as partial payment for 2,750,000 shares of common stock.

       The accompanying notes are an integral part of these statements.

                             Wattage Monitor Inc.
                         (a development stage company)

                         NOTES TO FINANCIAL STATEMENTS

NOTE A - Summary of Accounting Policies and Nature of Business

1.   Organization and Nature of Business
     -----------------------------------

         The Company was organized by its members on July 1, 1997 in Delaware. The Company is a development stage enterprise and provides electrical rate information to commercial and residential consumers nationwide. Revenue is anticipated to come primarily from referral fees and commissions charged to electricity suppliers who offer their products and service through the Company. On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation) acquired all of the membership units of the Company. For accounting purposes, the acquisition is treated as a recapitalization with the Company as the acquirer. Pro forma information is not presented since the acquisition is not a business combination. The financial statements give retroactive effect to the conversion of members' equity into common stock to reflect the recapitalization.

2.   Cash Equivalents
     ----------------

         The Company considers all short-term investments with original maturities of ninety days or less to be cash equivalents.

3.   Depreciation and Amortization
     -----------------------------

         Depreciation and amortization sufficient to relate the cost of depreciable assets to operations over their estimated service lives is provided using the straight-line method of depreciation.

4.   Software License and Development Costs
     --------------------------------------

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

         The Company intends to provide its information services principally over the internet through both licensed and custom software. No licensee fees were paid 1999 or 2000. In addition, the Company capitalized third party payments for software customization of $428,000 and $84,000 for the years ended December 31, 1999 and 2000, respectively. The Company capitalized internally incurred customization costs of $56,000 and $282,000 for the years ended December 31, 1999 and 2000, respectively.

                             Wattage Monitor Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS - (Continued)


NOTE A - Summary of Accounting Policies and Nature of Business - (Continued)

5.   Patents and Trademarks
     ----------------------

         The Company has filed for a patent relating to its computer-based system and methods for collecting and providing information regarding the electric power industry and available electric supply options. The Company has also applied for trademarks to limit the use by others of WM, Wattage Monitor, Kilowatt Monitor, WattMonitor and ElectricEye. In 2000, the Company received certificates of registration from the U.S. Patent and Trademark Office for WM and Wattage Monitor. Subsequent to December 31, 2000, the Company received a certificate of registration from the U.S. Patent and Trademark Office for ElectricEye. Patent and trademark expenses will be amortized on the straight-line method over fifteen years.

6.   Advertising
     -----------

         The Company expenses advertising costs as incurred. Advertising expense was $108,344 for 1999 and $32,355 for 2000.

7.   Use of Estimates
     ----------------

         In preparing these financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions. These affect the carrying value of the Company's assets and liabilities, revenues and expenses during the reporting period and disclosures relating to contingent assets and liabilities. Actual results may differ from these estimates.

8.   Concentration of Credit Risk
     ----------------------------

         Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk related thereto.

9.   Income Taxes
     ------------

         Through February 26, 1999, the Company was not subject to income tax. Income was taxed directly to its members. Accordingly, no provision has been made for federal income tax. Further, because losses incurred have been reported by the members, no operating losses are available to offset future income.

         After February 26, 1999, the Company provides for income taxes based upon income reported for financial reporting purposes. Certain charges to earnings will differ as to timing from those deducted for tax purposes. The tax effect of those differences will be recorded as deferred income taxes. At December 31, 2000, the Company has a deferred tax asset of $2,650,000 resulting from a net operating loss for the period February 27, 1999 through December 31, 2000. The Company has provided for a valuation allowance of $2,650,000 at December 31, 2000.

                             Wattage Monitor Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS - (Continued)


NOTE A - Summary of Accounting Policies and Nature of Business - (Continued)


10.  Fair Value of Financial Instruments
     -----------------------------------

         Management believes the fair value of financial instruments approximates their carrying amounts.

11.  Discount on Debt
     ----------------

         Costs incurred in connection with the issuance of debt are amortized over the expected life of the debt. The beneficial conversion feature has been accounted for as additional paid-in capital and associated unamortized discount on debt recorded as a component of stockholders' equity.

12.  Loss Per Share
     --------------

         Loss per common share is computed based upon the weighted average shares outstanding giving retroactive effect of common shares issued to members of WattMonitor LLC upon completion of the recapitalization. Convertible equity instruments are not considered in the calculation of net loss per share as their inclusion would be for 1999 and 2000.

NOTE B - Related Party Transactions

         During 1999 and 2000, the Company purchased approximately $14,800 and $4,900 of equipment from Kirshenbaum, Bond & Partners, the principals of which have a financial interest in the Company; a former partner is also a director of the Company. The Company also paid Kirshenbaum, Bond & Partners $104,000 for advertising for the year ended December 31, 1999.

         During the last quarter of 2000, certain stockholders or related entities loaned the Company $757,000 with interest payable at 12% per annum. The notes were repaid prior to year-end. In connection with these notes, the Company issued warrants to the stockholders to purchase 497,795 shares of common stock at $0.272 per share, exercisable immediately.

                             Wattage Monitor Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS - (Continued)


NOTE C - Property and Equipment

         Property and equipment consisted of the following at December 31, 2000:


                                                                       Lives
                                                                   ---------

                       Furniture and equipment     $  286,077      5-7 years
                                      Software      1,272,673        3 years
                                                   ----------
                                                    1,558,750

                 Less accumulated depreciation
                              and amortization       (492,031)
                                                   ----------
                                                   $1,066,719
                                                   ==========

NOTE D - Stockholders' Equity (Deficit)

         In January 1999, WattMonitor LLC sold 37,777 membership units.

         On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation) acquired all of the equity (membership units) of WattMonitor LLC. For accounting purposes, the acquisition is treated as a recapitalization with the Company as the acquirer. Pro forma information is not presented since the acquisition is not a business combination. The members exchanged their membership units for 7,550,450 shares of common stock (approximately 72% of the outstanding common stock) of Wattage Monitor Inc. In addition, each member, other than the controlling members, was entitled to acquire such number of shares of common stock at $1.00 per share as necessary to maintain the same ownership percentage in Wattage Monitor Inc. as such member held in the Company. In connection with this right, 657,366 shares were issued. Also, in connection with the recapitalization, all employees exchanged their contingent membership interests for stock options to purchase 918,000 shares of Wattage Monitor Inc. exercisable at $1.00 per share.

         Certain stockholders of Wattage Monitor Inc. advanced approximately $500,000 in January 1999, which, along with $500,000 advanced in 1998, was converted into 2,750,000 shares of common stock in 1999. In October 1999, notes payable and accrued interest of $487,580 were converted to 325,054 shares of common stock.

                             Wattage Monitor Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS - (Continued)


NOTE D - Stockholders' Equity (Deficit) - (Continued)

         In connection with its recapitalization, Wattage Monitor Inc. issued 1,000,000 shares of Series A 6% Convertible Preferred Stock for $3,000,000. The Series A 6% Preferred Stock accrues dividends at 6% per annum, payable annually, commencing on February 26, 2000. The dividend at the option of the Company may be paid in common stock. Each share of Series A 6% Preferred Stock was convertible into one share of common stock upon the occurrence of certain events.

         In 1999, 1,000,000 Series B warrants were exercised to purchase 3,500,000 shares of Series B Convertible Preferred Stock at $1.00 per share. Each share of Series B Preferred Stock was convertible into one share of common stock. During 2000, 3,500,000 shares of the Series B Preferred were converted into common stock. Upon exercise of the Series B warrants, the Series A Convertible Preferred Stock was converted to 1,000,000 shares of common stock.

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

         In December 2000, 25,600,000 shares of our common stock were issued for $6,963,200 under a Stock Purchase Agreement entered into on November 28, 2000. Also, in December 2000, 2,750,000 shares of common stock were issued to certain stockholders under a Stock Purchase Agreement entered into on December 22, 2000 for a combination of cash and notes receivable totaling $748,000.

NOTE E - Contingent Membership Interests/Stock Options

         Contingent membership interests in an LLC are similar to stock options in a corporation. Pursuant to a formal plan, the Board granted various employees and other individuals contributing to the success of the organization, contingent membership interests. In conjunction with the recapitalization, all such contingent membership interests were exchanged for stock options under Wattage Monitor Inc.'s incentive stock option plan. The plan allows for 8,989,980 shares of common stock to be granted. In the three months prior to the recapitalization, Wattage Monitor issued employee stock options totaling 370,000 exercisable at $1.00 per share. Compensation expense related thereto was immaterial.

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

     The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1999 and 2000: dividend yield of 0.0%, expected volatility of 150%, risk free interest rate of 6%, and an expected holding period from three to four years.

     Based on these assumptions and taking into account the related compensation expense, the Company's results would have been as follows:


                                                  2000            1999
                                              ----------------------------

          Net loss:
            As reported                       $ 4,641,329      $ 4,884,407
            Pro forma                           4,930,349                -

          Net loss per share:
            As reported                             $0.34            $0.45
            Pro forma                                0.36             0.45


     Presented below is a summary of the status of the stock options after giving retroactive effect to the recapitalization.

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                                  Price
                                                                ---------

             Balance at December 31, 1997         225,000        $ 1.00
                  Granted                         621,300          1.00
                  Forfeited/expired                  (450)         1.00
             Balance at December 31, 1998         845,850          1.00
                  Granted                         214,600          3.49
                  Forfeited/expired               (66,200)         1.10
                  Exercised                       (14,100)         1.00
             Balance at December 31, 1999         980,150          1.54
                  Granted                       2,142,050           .47
                  Forfeited/expired               (89,500)         1.76
                                               ----------        ------

             Balance at December 31, 2000       3,032,700        $  .60
                                              ===========        ======

                             Wattage Monitor Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS - (Continued)


NOTE E - Contingent Membership Interests/Stock Options - (Continued)

                                                                     Weighted
                          Range of                                   Average
                          Exercise            Options                Contractual        Options
                          Prices              Outstanding            Life               Exercisable
                          ----------------    ------------------     ---------------    -------------------
     December 31, 2000    Up to $1.00          2,680,600             9.24                  655,469
                          ===========         ==========             ====               ==========

                          $2.13-2.88             215,600             9.20                   44,748
                          ==========          ==========             ====               ==========

                          $3.13-3.78               40,000            8.75                   16,667
                          ==========          ===========            ====               ==========

                          $4.50                    62,500            8.74                   60,833
                          =====               ===========            ====               ==========

                          $6.13 - 7.87             34,000            8.23                   15,250
                          ============        ===========            ====               ==========

NOTE F - Employee Benefit Plans

     The Company adopted a 401(k) retirement plan (the "plan") effective January 1, 1998, which provides for employee salary deferrals limited to 25% of a participant's compensation and for discretionary Company contributions. The plan year ends on December 31st. The plan covers employees who have completed one month of service and have attained the minimum age requirement, as defined in the plan. The Company made no contributions in 1999 or 2000.

NOTE G - Lease Commitments

     The Company leases its office space and certain computer equipment under operating leases, which expire through 2003. The Company has options to extend the leases for additional lease periods. The leases require monthly rental payments totaling approximately $17,822. Total rent expense for the years ended December 31, 1999 and 2000 was $91,893 and $128,772, respectively.

     The following is a schedule of the future minimum lease payments under the operating leases, as of December 31, 2000:

                         2001                               $ 194,150
                         2002                                 125,402
                         2003                                  29,341
                                                            ---------

        Net minimum lease payments                          $ 348,893
                                                            =========

                             Wattage Monitor Inc.
                         (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS - (Continued)


NOTE H - Development Stage

     The Company is a development stage company. As shown in the accompanying financial statements, the Company incurred a net loss of $4,641,329 for the year ended December 31, 2000 and did not have significant revenues. The future of the Company is dependent upon its ability to generate sufficient cash flows from revenue to cover operating costs.

NOTE I - Preferred Supplier Agreement

     During the year, the Company entered into a preferred supplier agreement with PurchasePro.com, a stockholder of the Company, whereby the Company is promoted on PurchasePro.com's global marketplace. The total contract cost of $500,000 is for two years and requires quarterly payments of $62,500 through January 2003.

NOTE J - Employment Contract

     The Company has an employment contract with its President. The agreement continues until terminated by the individual or the Company, and provides for severance payments under certain circumstances. As of December 31, 2000, if the President were to be terminated by the Company, the Company's liability would be approximately $300,000.

ITEM 8 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information with respect to our directors and executive officers as of December 31, 2000:

     Name                     Age       Company Position and Offices Held
     --------------------     ---       ---------------------------------------

     Stephen D. Klein          41       Chairman of the Board of Directors
     Gerald R. Alderson        54       President, Chief Executive Officer and
                                        Director
     Alexander Ellis III       50       Vice President - Strategic Development
                                        and Director
     Willie E. Dennis          39       Secretary
     Vicki L. Center           42       Vice President - Marketing
     Robert E. Forrest         33       Vice President - Operations
     John D. Westfield         38       Vice President - Technology

     Stephen D. Klein, age 41, is the Chairman of the Board and a founder of Wattage Monitor. He is not an employee. Since 1990, he has been a Managing Partner and Director of Media and Interactive Services of Kirshenbaum Bond & Partners, one of the country's most successful independent advertising agencies. Mr. Klein is one of the advertising industry's pioneers in the integration of Internet media into brand-building marketing efforts. Mr. Klein has a B.A. in English from Columbia University.

     Gerald R. Alderson, age 54, is a founder and President of Wattage Monitor. Between 1982 and the founding of Wattage Monitor in mid-1997, Mr. Alderson held a variety of positions with Kenetech Corporation, including as its President and Chief Executive Officer. He received his B.A. from Occidental College and his M.B.A. from Harvard University Graduate School of Business Administration.

     Alexander Ellis III, age 50, has served as a Vice President for Wattage Monitor since its founding. Since 1990, Mr. Ellis held a number of management positions at Kenetech Corporation, including as its Vice President - Marketing. Between 1989 and 1990, he was Vice President Corporate Accounts at Knoll International, Inc. Mr Ellis is a member of RockPort Partners, LLC, a small merchant banking firm and RockPort Capital Partners, LLC, a private equity fund focused on energy and environmental technologies. He also is a member of Acadia Bay Energy Co., LLC, a small development firm with interests in powerplant development in the Midwest. Mr. Ellis received his B.A. from Colorado College and his Masters in Public and Private Management from Yale School of Organization & Management.

     Willie E. Dennis, age 39, is the Secretary of Wattage Monitor. Since 2000, Mr. Dennis has been a partner in the corporate practice group of Akin, Gump, Strauss, Hauer & Feld, L.L.P, in New York and is Co-Chair of the Firm's Technology Practice in New York. From 1996 to 2000, Mr. Dennis was a member of the New Media and E-Law Group of Camhy Karlinsky & Stein LLP. in New York. From 1991 to 1995 Mr. Dennis was associated with the law firm Mudge Rose Guthrie Alexander & Ferdon in New York. He received his B.A. and his J.D. from Columbia University.

     Vicki L. Center, age 42, has served as Vice President - Marketing for Wattage Monitor since April of 2000, and prior to that served as Director of Marketing since October of 1998. Ms. Center has 18 years of sales management and consulting experience in major organizations. Between August 1995 and October 1998, Ms. Center was a Sales Manager directing large-scale marketing strategies for Development Dimensions International and SHL, Inc. Her previous roles include overseeing large corporate accounts, launching product and service offerings in new industries, and managing business development teams for EDS, Motorola, and American Airlines. Ms. Center is a motivational speaker and a certified sales trainer. Ms. Center has Bachelors of Business Administration with majors in both Marketing and Education from the University of North Texas.

     Robert E. Forrest, age 33, has served as Vice President - Operations for Wattage Monitor since March of 1998. Between May 1993 and his joining Wattage Monitor, Mr. Forrest held a variety of finance positions, including cost control and system development, principally in the food products industry. Since October 1995, in his most recent position, Mr. Forrest was the finance lead for all United States trade agreement negotiations for Burns Philp, Inc., a global food company. Mr. Forrest received his B.A. from the University of California at Los Angeles (magna cum laude).

     John D. Westfield, age 38, has served as Vice President - Technology for Wattage Monitor since April of 1998. Between December, 1996 and April, 1998, Mr. Westfield was a Director of Special Programs for Computer Sciences Corporation. Between April, 1989 and November, 1996, he held a variety of management and information technology positions with American Airlines including responsibility for the design of the SABRE reservation system's internet interface. Mr. Westfield holds both a Bachelor's and Master's degree from The University of Texas, at Austin.

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

Involvement in Certain Legal Proceedings.

     During the last five years, none of the directors, executive officers or control persons of Wattage Monitor have been:

     .    A party to a bankruptcy proceeding;

     .    Convicted in a criminal proceeding;

     . Subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     . Found to have violated a federal or state securities or commodities law.

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

         To the Company's knowledge, all directors, officers and beneficial owners of more than 10% of any class of the Company's registered equity securities, filed all reports required of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ending December 31, 2000.

ITEM 10 - Executive Compensation.

Summary Compensation Table.

         The following table sets forth all compensation awarded to our Chief Executive Officer and our other executive officers in fiscal years 2000, 1999 and 1998:

                                                                    Annual                       Long Term
                                                                 Compensation               Compensation Awards
                                                                 ------------               -------------------
     Name and Principal Position                 Year               Salary             Securities Underlying Options
     --------------------------------------      ----               ------             -----------------------------
     Gerald R. Alderson....................      2000              $ 150,000                       10,000
         President, Chief Executive              1999              $ 150,000                       10,000
         Officer and Director                    1998              $ 137,500                          ---

     Vicki L. Center.......................      2000              $ 140,000                      375,000
         Vice President - Marketing              1999              $ 140,000                          ---
                                                 1998              $  46,667                      125,000

     Alexander Ellis, III..................      2000              $ 125,000                      210,000
         Vice President - Strategic              1999              $ 125,000                       10,000
         Development                             1998              $ 125,000                       75,000

     Robert E. Forrest.....................      2000              $ 100,000                      375,000
         Vice President - Operations             1999              $  90,000                          ---
                                                 1998              $  69,774                      125,000

     John D. Westfield.....................      2000              $ 195,000                      300,000
         Vice President - Technology             1999              $ 195,000                          ---
                                                 1998              $ 136,500                      125,000

Option Grants in 2000.

         Set forth below is information on grants of stock options for our executive officers for the fiscal year ended December 31, 2000.

                                                                  Individual Grants
                                          ----------------------------------------------------------------
                                             Number of       % of Total
                                            Securities    Options Granted
                                            Underlying      to Employees        Exercise        Expiration
     Name                                 Options Granted      in 2000       Price per Share       Date
     -------------------------------      ---------------      -------       ---------------       ----
     Gerald R. Alderson
         Granted May 2000 (1).......          10,000            0.5%            $  0.84          5/23/10

     Vicki L. Center (2)
         Granted Dec. 2000 (2)......         375,000           17.6%            $ 0.272         12/22/10

     Alexander Ellis, III
         Granted May 2000 (1).......          10,000            0.5%            $  0.84          5/23/10
         Granted Dec. 2000 (2)......         200,000            9.4%            $ 0.272         12/22/10

     Robert E. Forrest
         Granted Dec. 2000 (2)......         375,000           17.6%            $ 0.272         12/22/10

     John D. Westfield
         Granted Jan. 2000 (3)......         100,000            4.7%            $  1.70           1/1/10
         Granted Dec. 2000 (2)......         200,000            9.4%            $ 0.272         12/22/10

(1) Options were granted on May 23, 2000 and were fully exercisable on May 24, 2000.
(2) Options were granted on December 22, 2000 and are exercisable at a rate of 25% per year over four years.
(3) Options were granted on January 19, 2000 and are exercisable at a rate of 25% per year over four years.

Aggregated Option Exercises in 2000 and Year End Option Values.

         Set forth below is information with respect to the stock options held by our executive officers at December 31, 2000.

                                                                        Number of                        Value of
                                                                  Securities Underlying                 Unexercised
                                     Shares                        Unexercised Options             In-The-Money Options
                                    Acquired        Value         at December 31, 2000             at December 31, 2000
Name                              on Exercise     Realized      Exercisable/Unexercisable        Exercisable/Unexercisable
---------------------------       -----------     --------      -------------------------        -------------------------
Gerald R. Alderson.........            ---           ---                  20,000 / 0                  $       0 / $ 0

Vicki L. Center............            ---           ---            62,500 / 437,500                  $ 0 / $ 156,750


Alexander Ellis, III.......            ---           ---           263,750 / 256,250                  $  0 / $ 83,600

Robert E. Forrest..........            ---           ---            62,500 / 437,500                  $ 0 / $ 156,750

John D. Westfield..........            ---           ---            53,500 / 362,500                  $  0 / $ 83,600

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

Employment Contracts, Termination of Employment and Change-In-Control Arrangements.

         On January 1, 1998, WattMonitor LLC, as our predecessor, entered into an Employment Agreement with Mr. Alderson. On February 26, 1999, we assumed Mr. Alderson's employment agreement. Mr. Alderson's initial employment term expired on December 31, 2000, but automatically renewed for a one-year period expiring on December 31, 2001. The Agreement will be automatically renewed for an unlimited series of one-year periods unless either party notifies the other.

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

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 7, 2001 as follows:

         . By each person who is known by Wattage Monitor to beneficially own more than 5% of Wattage Monitor's common stock, fully diluted;

         .   By each of Wattage Monitor's directors;

         . By each officer named under "Directors, Executive Officers, Promoters and Control Persons"; and

         .   By all officers and directors as a group.

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

         The table should be read in conjunction with the information that precedes it. The percentages set forth in the table assume 44,396,520 shares of common stock outstanding as of March 7, 2001.

         Mr. Lessin's beneficial ownership column includes 564,706 shares of common stock beneficially owned through RHL Ventures LLC, warrants (exercisable at any time) to purchase an aggregate of 627,451 shares of common stock beneficially owned through RHL Ventures LLC, and 2,541,963 shares of common stock owned directly.

         Mr. Alderson's and Mr. Klein's beneficial ownership columns include warrants (exercisable at any time) to purchase an aggregate of 276,225 shares of common stock beneficially owned.

         The numbers in Mr. Ellis', Mr. Forrest's, Ms. Center's and Mr. Westfield's beneficial ownership columns represent options to purchase an aggregate of 578,500 shares of common stock, which are immediately exercisable. The numbers do not include options to purchase an additional 1,337,500 shares of common stock, which are not currently exercisable.

         The aggregate amounts for Mr. Alderson, Mr. Klein, and Mr. Ellis each include 20,000 options and the amount for Mr. Dennis represents 10,000 options to purchase an aggregate of 70,000 shares of our common stock, granted to them. The options are exercisable immediately.

                                                              Number of Shares of
                                                                 Common Stock              Percentage of
         Name and Address of Beneficial Owner                 Beneficially Owned       Beneficial Ownership
         ------------------------------------                 ------------------       --------------------
         WPG Raytheon Software Fund, L.P.                          9,269,738                    20.9%
         c/o Weiss, Pecks & Greer, LLC
         565 Fifth Avenue, 14/th/ Floor
         New York, NY  10017

         WPG Institutional Software Fund, L.P.                     7,599,161                    17.1%
         c/o Weiss, Pecks & Greer, LLC
         565 Fifth Avenue, 14/th/ Floor
         New York, NY  10017

         WPG Software Fund, L.P.                                   5,316,730                    12.0%
         c/o Weiss, Pecks & Greer, LLC
         565 Fifth Avenue, 14/th/ Floor
         New York, NY  10017

         Gerald R. Alderson                                        4,231,331                     9.5%
         c/o Wattage Monitor
         1100 Kietzke Lane
         Reno, NV 89502

         Robert H. Lessin                                          3,734,120                     8.3%
         c/o Wit Capital
         826 Broadway, 6/th/ Floor
         New York, NY 10003

         PurchasePro.com, Inc.                                     3,676,471                     8.3%
         3291 N. Buffalo Drive
         Las Vegas, NV  89129

         Stephen D. Klein                                          1,375,391                     3.1%
         c/o iballs
         487 Greenwich Street, 5/th/ Floor
         New York, NY 10013

         Alexander Ellis, III                                        282,500                        *

         Vicki L. Center                                             225,000                        *

         Robert E. Forrest                                           225,000                        *

         John D. Westfield                                           116,000                        *

         Willie E. Dennis                                             10,000                        *

         All Officers and Directors (7 persons)                    6,465,223                    14.3%

              *  Less than one percent (1.0%)

ITEM 12 - Certain Relationships and Related Transactions.

         Between October 26, 2000 and December 7, 2000, RHL Ventures loaned us an aggregate amount of $332,000, with interest at 12% per annum. The note was repaid in December of 2000. In connection with the note, on December 7, 2000, we issued a warrant to RHL Ventures exercisable through November 30, 2003, to purchase 244,118 shares of our common stock at an exercise price of $0.272 per share. The warrant was exercisable immediately. Mr. Lessin, one of our shareholders, is the President and Chief Executive Officer of RHL Ventures.

         Between October 26, 2000 and December 13, 2000, Gerald R. Alderson loaned us an aggregate amount of $215,000, with interest at 12% per annum. The note was repaid in December of 2000. In connection with the note, on December 13, 2000, we issued a warrant to Mr. Alderson exercisable through November 30, 2003, to purchase 158,088 shares of our common stock at an exercise price of $0.272 per share. The warrant was exercisable immediately. Mr. Alderson is our President and Chief Executive Officer, a director and a shareholder.

         Between October 26, 2000 and November 9, 2000, Stephen D. Klein loaned us an aggregate amount of $30,000, with interest at 12% per annum. The note was repaid in December of 2000. In connection with the note, on November 30, 2000, we issued a warrant to Mr. Klein exercisable through November 30, 2003, to purchase 22,059 shares of our common stock at an exercise price of $0.272 per share. The warrant was exercisable immediately. Mr. Klein is the Chairman of our Board of Directors and a shareholder.

         On November 15, 2000, SDK Investments LLC loaned us $40,000, with interest at 12% per annum. The note was repaid in December of 2000. In connection with the note, on November 30, 2000, we issued a warrant to SDK Investments LLC exercisable through November 30, 2003, to purchase 29,412 shares of our common stock at an exercise price of $0.272 per share. The warrant was exercisable immediately. Mr. Klein, the Chairman of our Board of Directors and a shareholder, is the managing member and the majority investor in SDK Investments LLC.

         On October 26, 2000, Verus Group loaned us $60,000, with interest at 12% per annum. The note was repaid in December of 2000. In connection with the note, on November 30, 2000, we issued a warrant to Verus Group exercisable through November 30, 2003, to purchase 44,118 shares of our common stock at an exercise price of $0.272 per share. The warrant was exercisable immediately. Ajmal Khan is the President of Verus Group and is a former director of our company.

         On November 20, 2000, we entered into a Preferred Supplier Agreement with PurchasePro.com, whereby we are promoted on PurchasePro.com's global marketplace. The total contract cost of $500,000 is for two years. We incurred expense of $27,228 under this agreement for the period ended December 31, 2000. PurchasePro.com is the beneficial owner of more than five percent of our common stock.

ITEM 13 - Exhibits, List and Reports on Form 8-K.

  (a) 1.  Financial Statements - See Financial Statements included herein.

      2.  Financial Statement Schedules - Not Applicable.

      3. Exhibits - Incorporated by reference to the Exhibit Index at the end of this Report.

  (b)     Reports on Form 8-K - None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

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

                               /s/ Gerald R. Alderson           March 23, 2001
                               ----------------------------
                               Gerald R. Alderson, Director, President,
                                  Chief Executive Officer and
                                  Principal Financial Officer

                               /s/ Stephen D. Klein             March 22, 2001
                               ----------------------------
                               Stephen D. Klein, Director

                               /s/ Alexander Ellis III          March 23, 2001
                               ----------------------------
                              Alexander Ellis III, Director

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

   3.3* Certificate of Amendment to Amended and Restated Articles of Incorporation of Wattage Monitor as filed with the Secretary of State of the State of Nevada on October 11, 2000 (filed as Exhibit
              3.3 to Form S-3, filed November 30, 2000).

   3.4** Certificate of Amendment to Amended and Restated Articles of Incorporation of Wattage Monitor as filed with the Secretary of State of the State of Nevada on December 22, 2000.

   4.1* Specimen Common Stock certificate (filed as Exhibit 4.1 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   4.2* Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on February 24, 1999 (filed as Exhibit 4.2 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   4.3* Certificate of Amendment of Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on February 26, 1999 (filed as Exhibit 4.3 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13,
              1999).

   4.4* Certificate of Designation of Series B Preferred Stock, as filed with the of State of the State of Nevada on September 9, 1999 (filed as Exhibit 4.4. to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

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

   10.8*      Wattage Monitor 1999 Incentive Compensation Plan (filed as Exhibit
              10.10 to Amendment No. 4 to Form SB-2 Registration Statement, filed October 13, 1999).

   10.9* Stock Purchase Agreement by and among Wattage Monitor Inc., WPG Software Fund, L.P., WPG Raytheon Software Fund, L.P., WPG Institutional Software Fund, L.P. and PurchasePro.com, Inc., dated November 28, 2000 (filed as Exhibit 10.1 to Form S-3, filed November 30, 2000).

   10.10* PurchasePro.com, Inc. Preferred Supplier Agreement by and between Wattage Monitor and PurchasePro.com, Inc., dated as of November 20, 2000 (filed as Exhibit 10.2 to Form S-3, filed November 30,
              2000).

   10.11*     Stock Purchase Agreement by and among Wattage Monitor Inc., Gerald
              R. Alderson, Vicki L. Center and Robert E. Forrest, dated December 22, 2000 (filed as Exhibit 10.2 to Form 8-K, filed January 5,
              2001).

   10.12* Secured Promissory Note, dated December 22, 2000, between Vicki L. Center as "Maker" and Wattage Monitor Inc. as "Payee" (filed as
              Exhibit 10.3 to Form 8-K, filed January 5, 2001).

   10.13*     Secured Promissory Note, dated December 22, 2000, between Robert
              E. Forrest as "Maker" and Wattage Monitor Inc. as "Payee" (filed as Exhibit 10.4 to Form 8-K, filed January 5, 2001).

   10.14*     Secured Promissory Note, dated December 22, 2000, between Gerald
              R. Alderson as "Maker" and Wattage Monitor Inc. as "Payee" (filed as Exhibit 10.5 to Form 8-K, filed January 5, 2001).

   10.15*     Form of Stock Pledge Agreement, dated December 22, 2000 (filed as
              Exhibit 10.6 to Form 8-K, filed January 5, 2001).

   10.16** Warrant to RHL Ventures LLC to purchase 244,118 shares of common stock of Wattage Monitor Inc, dated December 7, 2000.

     10.17** Warrant to Gerald Alderson to purchase 158,088 shares of common stock of Wattage Monitor Inc, dated December 13, 2000.

     10.18** Warrant to Verus Group to purchase 44,118 shares of common stock of Wattage Monitor Inc, dated November 30, 2000.

     10.19** Warrant to SDK Investments LLC to purchase 29,412 shares of common stock of Wattage Monitor Inc, dated November 30, 2000.

     10.20** Warrant to Stephen Klein to purchase 22,059 shares of common stock of Wattage Monitor Inc, dated November 30, 2000.

     10.21** Warrant to Marousa Dumaresq to purchase 14,706 shares of common stock of Wattage Monitor Inc, dated November 30, 2000.

     10.22** Warrant to Stratosphere International Ltd. to purchase 7,353 shares of common stock of Wattage Monitor Inc, dated November 30, 2000.

     10.23** Warrant to Jonathan Cohen to purchase 36,765 shares of common stock of Wattage Monitor Inc, dated December 8, 2000.

     10.24** Lock-Up Agreement of Gerald R. Alderson executed by Gerald R. Alderson, effective as of November 28, 2000.

     10.25** Lock-Up Agreement of Gerald R. Alderson IRA executed by Gerald R. Alderson, effective as of November 28, 2000.

     10.26** Lock-Up Agreement of RHL Ventures LLC executed by Robert H. Lessin, effective as of November 28, 2000.

     10.27** Lock-Up Agreement of Robert H. Lessin executed by Robert H. Lessin, effective as of November 28, 2000.

     10.28** Lock-Up Agreement of Stephen D. Klein executed by Stephen D. Klein, effective as of November 28, 2000.

     10.29** Loan Agreement by and among Wattage Monitor Inc. "Borrower" and RHL Ventures LLC, Gerald Alderson, Verus Group, SDK Investments LLC, Stephen Klein, Marousa Dumaresq, Stratosphere International Ltd. and Jonathan Cohen, collectively "Lenders" dated November 30, 2000.

     10.30** Security Agreement by and among Wattage Monitor Inc. "Debtor" and RHL Ventures LLC, Gerald Alderson, Verus Group, SDK Investments LLC, Stephen Klein, Marousa Dumaresq, Stratosphere International Ltd. and Jonathan Cohen, collectively "Secured Parties" dated November 30, 2000.

     10.31** Warrant Agreement by and among Wattage Monitor Inc. "Company" and RHL Ventures LLC, Gerald Alderson, Verus Group, SDK Investments LLC, Stephen Klein, Marousa Dumaresq, Stratosphere International Ltd. and Jonathan Cohen, collectively "Lenders" dated November 30, 2000.

     10.32** Promissory Note between Wattage Monitor Inc. "Borrower" and RHL Ventures LLC, Gerald Alderson, Verus Group, SDK Investments LLC, Stephen Klein, Marousa Dumaresq, Stratosphere International Ltd. and Jonathan Cohen, collectively "Lenders" dated November 30, 2000.

     ------------------------------

             * Exhibits designated with an asterisk (*) have previously been filed with the Commission and are incorporated herein by reference to the document referenced in parentheticals following the descriptions of such exhibits.

            ** Filed herewith.