Form 10KSB
period 2001-03-31
WATTAGE MONITOR INC
filed 2001-05-08
CIK 1081255

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

                 1475 Terminal Way, Ste. B, Reno, Nevada 89502
                   (Address of Principal Executive Offices)

                                (775) 327-6000
               (Issuer's Telephone Number, Including Area Code)

                     1100 Kietzke Lane, Reno, Nevada 89502
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     As of April 30, 2001, 44,396,520 shares of common stock of the issuer were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

                             Wattage Monitor Inc.
                         Quarterly Report on Form 10-QSB
                               Table of Contents

PART I - FINANCIAL INFORMATION..........................................   3

   Item 1. Financial Statements.........................................   3

   Notes to Financial Statements........................................   6

   Item 2. Plan of Operation............................................  11

PART II - OTHER INFORMATION.............................................  13

   Item 6. Exhibits and Reports on Form 8-K.............................  13

SIGNATURES..............................................................  14

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             Wattage Monitor Inc.
                         (a development stage company)

                                 BALANCE SHEET

                                March 31, 2001

                                                                                         (Unaudited)
                                                                                          ---------
                                                       ASSETS
              CURRENT ASSETS
                  Cash and cash equivalents                                            $    4,097,969
                  Accounts receivable                                                          11,227
                  Prepaid expenses                                                            139,599
                                                                                       --------------
                           Total current assets                                             4,248,795
                                                                                       --------------

              PROPERTY AND EQUIPMENT, net                                                   1,124,149
                                                                                       --------------

              OTHER ASSETS
                  Software licenses                                                             7,500
                  Patents and trademarks                                                       40,294
                  Deposits                                                                     35,257
                                                                                       --------------
                           Total other assets                                                  83,051
                                                                                       --------------

                                                                                       $    5,455,995
                                                                                       ==============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

              CURRENT LIABILITIES
                  Accounts payable                                                     $      314,236
                  Accrued liabilities                                                          94,112
                                                                                       --------------

                           Total current liabilities                                          408,348
                                                                                       --------------

              COMMITMENTS                                                                           -
                                                                                       --------------

              STOCKHOLDERS' EQUITY
                  Preferred stock, Series B, convertible; $0.01 par value,
                      5,000,000 shares authorized, no shares
                      issued and outstanding                                                        -
                  Common stock, $0.01 par value, 75,000,000 shares
                      authorized, 44,396,520 shares issued and
                      outstanding                                                             443,966
                  Additional paid-in capital                                               18,783,761
                  Note receivable issued for common stock                                    (720,500)
                  Deficit accumulated during the development stage                        (13,459,580)
                                                                                       --------------
                      Total stockholders' equity                                            5,047,647
                                                                                       --------------

                                                                                       $    5,455,995
                                                                                       ==============

        The accompanying notes are an integral part of this statement.

                             Wattage Monitor Inc.
                         (a development stage company)

                           STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                   from Inception
                                                     Three Months Ended March 31,                 (July 1, 1997) to
                                                    2000                      2001                  March 31, 2001
                                               ---------------          ---------------             --------------
                                                 (Unaudited)               (Unaudited)               (Unaudited)
Revenue                                        $         1,790          $        14,664             $       48,494

Operating expenses
     Operations                                $       240,772          $       233,428             $    2,768,896
     System development                                132,370                  292,192                  2,365,601
     Marketing                                         196,252                  253,541                  2,255,744
     General and administrative                        292,335                  371,476                  3,905,093
     Depreciation and amortization                      80,378                   88,270                    623,771
                                               ---------------          ---------------             --------------

         Net loss from operations                     (940,317)              (1,224,243)               (11,870,611)
                                               ---------------          ---------------             --------------

Other income (expense)
     Interest expense                                        -                        -                 (1,832,421)
     Interest and dividend income                       36,969                   59,733                    258,771
     Loss on disposal of assets                              -                        -                    (15,319)
                                               ---------------          ---------------             --------------
                                                        36,969                   59,733                 (1,588,969)
                                               ---------------          ---------------             --------------

         NET LOSS                              $      (903,348)         $    (1,164,510)            $  (13,459,580)
                                               ===============          ===============             ==============

Loss per common share                          $         (0.07)         $         (0.03)            $        (1.09)
                                               ===============          ===============             ==============

Weighted average number of
common shares outstanding                           13,363,828               44,396,520                 12,335,502
                                               ===============          ===============             ==============

       The accompanying notes are an integral part of these statements.

                             Wattage Monitor Inc.
                         (a development stage company)

                           STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative
                                                                                                  from Inception
                                                         Three Months Ended March 31,            (July 1, 1997) to
                                                         2000                   2001              March 31, 2001
                                                   ----------------       ----------------        --------------
                                                      (Unaudited)            (Unaudited)            (Unaudited)
Cash flows from operating activities:
   Net loss                                        $       (903,348)      $     (1,164,510)      $    (13,459,580)
                                                   ----------------       ----------------       ----------------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Write off of software license                                -                      -                184,875
     Loss on disposal of assets                                   -                      -                 15,319
     Amortization of discount on debt                             -                      -              1,760,000
     Depreciation and amortization                           80,378                 88,270                623,771
     Changes in:
       Accounts receivable                                   (2,140)                10,275                (11,227)
       Prepaid expenses                                     (71,261)               (81,040)              (139,598)
       Other assets                                         (10,227)               (18,994)               (76,237)
       Accounts payable                                     (64,120)              (451,079)                72,913
       Accrued liabilities                                   10,729                 15,877                 94,114
       Accrued interest                                           -                 (8,124)                62,580
                                                   ----------------       ----------------       ----------------
         Total adjustments                                  (56,641)              (444,815)             2,586,510
                                                   ----------------       ----------------       ----------------
         Net cash used in operating activities             (959,989)            (1,609,325)           (10,873,070)
                                                   ----------------       ----------------       ----------------

Cash flows from investing activities:
   Acquisitions of property and equipment                  (119,360)              (141,763)            (1,713,608)
                                                   ----------------       ----------------       ----------------

Cash flows from financing activities:
   Deferred offering costs                                        -                      -                      -
   Issuance of membership units                                   -                      -              1,399,710
   Issuance of notes payable to related parties                   -                      -              2,486,000
   Payments on notes payable to related parties                   -                      -             (1,061,000)
   Acquisition of Wattage Monitor, Inc.                           -                      -              2,819,284
   Common stock issued                                            -                      -              7,526,553
   Series B preferred stock warrants exercised                    -                      -              3,500,000
   Stock options exercised                                        -                      -                 14,100
                                                   ----------------       ----------------       ----------------
         Net cash provided by
         financing activities                                     -                      -             16,684,647
                                                   ----------------       ----------------       ----------------

       NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                         (1,079,349)            (1,751,088)             4,097,969

Cash and cash equivalents beginning of period             3,556,723              5,849,057                      -
                                                   ----------------       ----------------       ----------------
Cash and cash equivalents end of period            $      2,477,374       $      4,097,969       $      4,097,969
                                                   ================       ================       ================

Supplemental disclosure of non-cash investing
and financing activities:
   Software license agreement and development
   costs included in accounts payable              $              -       $              -       $        373,129
                                                   ================      =================       ================

   Notes payable converted to common stock         $              -       $              -       $      1,487,580
                                                   ================       ================       ================

       The accompanying notes are an integral part of these statements.

                              Wattage Monitor Inc.
                         (a development stage company)

                         Notes to Financial Statements

NOTE A - Summary of Accounting Policies and Nature of Business

1. Organization and Nature of Business
   -----------------------------------

     The Company was organized by its members on July 1, 1997 in Delaware. The Company is a development stage enterprise and provides electrical rate information to commercial and residential consumers nationwide. Revenue is anticipated to come primarily from: (i) referral fees and commissions charged to electricity suppliers who offer their products and service through the Company, and (ii) business services provided to industry participants through the Company's ability to develop and host private label sites, assist with supplier marketing programs and provide customer service implementation (switching) software functionality in states with competition. On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation) acquired all of the membership units of the Company. For accounting purposes, the acquisition is treated as a recapitalization with the Company as the acquirer. Pro forma information is not presented since the acquisition is not a business combination. The financial statements give retroactive effect to the conversion of members' equity into common stock to reflect the recapitalization.

2. Interim Financial Statements
   ----------------------------

     The accompanying financial statements for the three month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 included in Form 10-KSB. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other period.

3. Cash Equivalents
   ----------------

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

                             Wattage Monitor Inc.
                         (a development stage company)

                  Notes to Financial Statements - (Continued)

NOTE A - Summary of Accounting Policies and Nature of Business - (Continued)

6.  Patents and Trademarks
    ----------------------

      The Company has filed for a patent relating to its computer-based system and methods for collecting and providing information regarding the electric power industry and available electric supply options. The Company has also applied for trademarks to limit the use by others of WM, Wattage Monitor, Kilowatt Monitor, WattMonitor and ElectricEye. In 2000, the Company received certificates of registration from the U.S. Patent and Trademark Office for WM and Wattage Monitor. During the three months ended March 31, 2001, the Company received a certificate of registration from the U.S. Patent and Trademark Office for ElectricEye. Patent and trademark expenses will be amortized on the straight-line method over fifteen years.

7.  Advertising
    -----------

      The Company expenses advertising costs as incurred.

8.  Use of Estimates
    ----------------

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

      After February 26, 1999, the Company provides for income taxes based upon income reported for financial reporting purposes. Certain charges to earnings will differ as to timing from those deducted for tax purposes. The tax effect of those differences will be recorded as deferred income taxes. At March 31, 2001, the Company has a deferred tax asset of $3,040,000 resulting from a net operating loss for the period February 27, 1999 through March 31, 2001. The Company has provided for a valuation allowance of $3,040,000 at March 31, 2001.

                             Wattage Monitor Inc.
                         (a development stage company)

                  Notes to Financial Statements - (Continued)

NOTE A - Summary of Accounting Policies and Nature of Business - (Continued)

11. Reclassification
    ----------------

      Certain reclassifications have been made to the March 31, 2000 financial statements to conform with the March 31, 2001 presentation, which have no effect on income.

12. Fair Value of Financial Instruments
    -----------------------------------

      Management believes the fair value of financial instruments approximates their carrying amounts.

13. Discount on Debt
    ----------------

      Costs incurred in connection with the issuance of debt are amortized over the expected life of the debt. The beneficial conversion feature has been accounted for as additional paid-in capital and associated unamortized discount on debt recorded as a component of stockholders' equity.

14. Loss Per Share
    --------------

      Loss per common share is computed based upon the weighted average shares outstanding giving retroactive effect of common shares issued to members of WattMonitor LLC upon completion of the recapitalization. Convertible equity instruments are not considered in the calculation of net loss per share as their inclusion would be antidilutive at March 31, 2000 and 2001.

NOTE B - Property and Equipment

      Property and equipment consisted of the following at March 31, 2001:

                                                                      Lives
                                                                    ---------

                       Furniture and equipment        $  314,564    5-7 years
                                      Software         1,385,949      3 years
                                                      ----------
                                                       1,700,513
                 Less accumulated depreciation
                              and amortization          (576,364)
                                                      ----------
                                                      $1,124,149
                                                      ==========

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

     In 1999, 1,000,000 Series B warrants were exercised to purchase 3,500,000 shares of Series B Convertible Preferred Stock at $1.00 per share. Each share of Series B Preferred Stock was convertible into one share of common stock. During 2000, 3,500,000 shares of the Series B Preferred were converted into common stock. Pursuant to their respective terms, upon exercise of the Series B warrants, the Series A Convertible Preferred Stock was converted to 1,000,000 shares of common stock.

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

                                                               Weighted
                                                                Average
                                                               Exercise
                                                                 Price
                                                             ------------

        Balance at December 31, 2000          3,032,700          $0.78
             Granted                          1,558,000           0.27
             Forfeited/expired                        -              -
                                           -------------

        Balance at March 31, 2001             4,590,700          $0.61
                                           =============


NOTE E - Employee Benefit Plans

     The Company adopted a 401(k) retirement plan (the "plan") effective January 1, 1998, which provides for employee salary deferrals limited to 25% of a participant's compensation and for discretionary Company contributions. The plan year ends on December 31/st/. The plan covers employees who have completed one month of service and have attained the minimum age requirement, as defined in the plan.

NOTE F - Lease Commitments

     The Company leases its office space and certain computer equipment under operating leases, which expire through 2003. The Company has options to extend the leases for additional lease periods. The leases require monthly rental payments totaling approximately $27,510.

     This Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, identified by words like "estimate", "expects" and similar terms, are subject to various known and unknown risks and uncertainties, some of which are beyond our control. These include (i) the volatile and competitive nature of the Internet,
(ii) changes in domestic economic, financial and electricity market conditions and (iii) the effect of federal and state regulation on our businesses and the electricity industry. Our actual results could differ materially from any anticipated in such forward-looking statements, and we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statement(s). For more information about the above referenced risks and uncertainties, please see the SEC filings of Wattage Monitor Inc., available from us upon request and/or from the SEC's web site at http://www.sec.gov/cgi-bin/srch-edgar.

Item 2. Plan of Operation

     As of April 30, 2001, we had approximately $3,644,000 of cash in our accounts. At today's expenditure levels, that will carry us into 2002, assuming nominal revenue. We do, however expect to materially increase our revenue over the next year.

     Our goal is to be the preeminent electricity information and switching transaction service in the competitive electricity market. We derive our revenue principally from electricity suppliers for presenting consumers with information about electric rates and allowing consumers to order electricity from their chosen supplier. We also make our industry leading electricity news and information available to partner web sites via a data-feed, and share sales commissions and any advertising revenue these partner sites generate. We also provide business services to industry participants through our ability to develop and host private label sites, assist with supplier marketing programs and provide customer service implementation (switching) software functionality in states with competition. Finally, we provide electric market research, a newsletter and consumer surveys on a fee and subscription basis to electric utilities and others interested in this industry. We began to generate revenue during the first quarter of 2000, and although revenue grew over the remaining year and in the first quarter of 2001, the total revenue generated during the year ended December 31, 2000 and the three months ended March 31, 2001 is not significant.

     By enrolling suppliers in the first half of 2000 we demonstrated the last of the three criteria we initially established as necessary to prove our business model: (a) creation of an information system; (b) demonstration that consumers use our system/service; and (c) electricity supplier participation. Our task has since become to scale our business as competition spreads to additional states to capitalize on our market leading position.

     The first step in scaling our business was to secure and maintain a strong market share of participating suppliers in each of the regulated utility territories in each of the states with active competition. Through the first quarter of 2001, our market share - defined as the percentage of competitive offers in a territory that are available for switching through our system - was greater than 40% in all cases, as much as 100% in some cases, and averaged approximately 73%.

     With the closing of our equity financing at the end of 2000, we are now focussed on the logical next step in scaling our business, demonstrating material revenue. While we executed 425 revenue-generating transactions (both orders and lead referrals) in the first quarter of 2001, we are actively pursuing additional ways to generate revenue, including providing a variety of business services to electricity industry participants.

Plan of Operation

     We expect monthly expenditures during the next twelve months to begin at roughly $400,000-$450,000 and to increase ratably with our increase in revenue over the period. Any increase is expected to be primarily in the form of additional staffing and marketing efforts. For the quarter ended March 31, 2001, monthly expenditures averaged approximately $413,000. After adjusting to include capitalized payroll-related development costs and exclude depreciation/amortization, our monthly expenditures averaged approximately $430,000 for the quarter just ended. Current monthly expenditures (as adjusted) are approximately $145,000 for system development, $84,000 for marketing to suppliers, $78,000 for operations, and $123,000 for general and administrative expenses. Of these amounts approximately $90,000, $54,000, $47,000 and $23,000, respectively, are for salaries of our employees.

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

     . To begin to generate revenue from providing business services to industry participants through our ability to develop and host private label sites, assist with supplier marketing programs and provide customer service implementation (switching) software functionality in states with competition.

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

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits - None.

        (b) Reports on Form 8-K.

            The Company filed a Current Report on Form 8-K dated January 5, 2001 to report, under Item 5, that it had completed an equity financing through which it sold 25,600,000 shares of common stock, par value $0.01 per share, and raised gross proceeds of $6,963,200, and under
            Item 7, to furnish the Stock Purchase Agreements, Secured Promissory Notes and Form of Stock Pledge Agreement.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WATTAGE MONITOR INC.


Date: May 8, 2001                  By:  /s/ Gerald R. Alderson
                                        ----------------------
                                        Gerald R. Alderson
                                        President, Chief Executive Officer and
                                        Principal Financial Officer