Form 10QSB
period 2001-06-30
WATTAGE MONITOR INC
filed 2001-08-01
CIK 1081255

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

     As of July 30, 2001, 44,396,520 shares of common stock of the issuer were outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                             Wattage Monitor Inc.
                        Quarterly Report on Form 10-QSB
                               Table of Contents

PART I - FINANCIAL INFORMATION....................................   2

 Item 1. Financial Statements.....................................   2

 Notes to Financial Statements....................................   5

 Item 2. Plan of Operation........................................  12

PART II - OTHER INFORMATION.......................................  14

 Item 6. Exhibits and Reports on Form 8-K.........................  14

SIGNATURES........................................................  15

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             Wattage Monitor Inc.
                         (a development stage company)

                                 BALANCE SHEET

                                 June 30, 2001


                                                                       (Unaudited)
                                                                       -----------
                                    ASSETS

       CURRENT ASSETS
          Cash and cash equivalents                                   $  2,836,536
          Accounts receivable                                               14,893
          Prepaid expenses                                                 152,925
                                                                      ------------
                  Total current assets                                   3,004,354
                                                                      ------------

       PROPERTY AND EQUIPMENT, net                                       1,069,795
                                                                      ------------

       OTHER ASSETS
          Software licenses                                                  3,750
          Patents and trademarks                                            40,107
          Deposits                                                          26,725
                                                                      ------------
                  Total other assets                                        70,582
                                                                      ------------

                                                                      $  4,144,731
                                                                      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES
          Accounts payable                                            $    270,480
          Accrued liabilities                                               68,588
                                                                      ------------

                  Total current liabilities                                339,068
                                                                      ------------

       COMMITMENTS                                                               -
                                                                      ------------

       STOCKHOLDERS' EQUITY
          Preferred stock, Series B, convertible; $0.01 par value,
             5,000,000 shares authorized, no shares
             issued and outstanding                                              -
          Common stock, $0.01 par value, 75,000,000 shares
             authorized, 44,396,520 shares issued and
             outstanding                                                   443,966
          Additional paid-in capital                                    18,783,761
          Note receivable issued for common stock                         (720,500)
          Deficit accumulated during the development stage             (14,701,564)
                                                                      ------------
             Total stockholders' equity                                  3,805,663
                                                                      ------------

                                                                      $  4,144,731
                                                                      ============


   The accompanying notes are an integral part of this statement.

              Wattage Monitor Inc. (a development stage company)

                           STATEMENTS OF OPERATIONS

                                                                                                          Cumulative
                                                 Three Months Ended        Six Months Ended              from Inception
                                                      Jun 30,                  June 30,                (July 1, 1997) to
                                                2000          2001          2000          2001          June 30, 2001
                                             -----------   -----------   -----------   -----------      ------------
                                             (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)       (Unaudited)

Revenue                                     $     4,661   $    16,346   $     6,451   $    31,010        $     64,840

Operating expenses
  Operations                                $   282,018   $   227,734   $   522,790   $   461,162        $  2,996,630
  System development                            356,834       277,735       489,204       569,927           2,643,336
  Marketing                                     190,315       288,585       353,875       542,126           2,544,329
  General and administrative                    391,648       386,391       716,675       757,867           4,291,484
  Depreciation and amortization                  86,702       121,289       167,080       209,559             745,060
                                            -----------   -----------   -----------   -----------        ------------

     Net loss from operations                (1,302,856)   (1,285,388)   (2,243,173)   (2,509,631)        (13,155,999)
                                            -----------   -----------   -----------   -----------        ------------

Other income (expense)
  Interest expense                                    -             -             -             -          (1,832,421)
  Interest and dividend income                   29,978        43,404        66,947       103,137             302,175
  Loss on disposal of assets                          -             -             -             -             (15,319)
                                            -----------   -----------   -----------   -----------        ------------
                                                 29,978        43,404        66,947       103,137          (1,545,565)
                                            -----------   -----------   -----------   -----------        ------------

     NET LOSS                               $(1,272,878)  $(1,241,984)  $(2,176,226)  $(2,406,494)       $(14,701,564)
                                            ===========   ===========   ===========   ===========        ============

Basic and diluted loss per  common share    $     (0.09)  $     (0.03)  $     (0.16)  $     (0.05)       $      (1.02)
                                            ===========   ===========   ===========   ===========        ============

Shares used in computation of basic and
diluted loss per share                       13,421,520    44,396,520    13,397,079    44,396,520          14,343,499
                                            ===========   ===========   ===========   ===========        ============

       The accompanying notes are an integral part of these statements.

                             Wattage Monitor Inc.
                         (a development stage company)

                           STATEMENTS OF CASH FLOWS

                                                                                                  Cumulative
                                                                                                 from Inception
                                                                  Six Months Ended June 30,     (July 1, 1997) to
                                                                  2000                2001        June 30, 2001
                                                               -----------         -----------    -------------
                                                               (Unaudited)         (Unaudited)      (Unaudited)
Cash flows from operating activities:
 Net loss                                                      $(2,176,226)        $(2,406,494)    $(14,701,564)
                                                               -----------         -----------     ------------
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Write off of software license                                          -                   -          184,875
  Loss on disposal of assets                                             -                   -           15,319
  Amortization of discount on debt                                       -                   -        1,760,000
  Depreciation and amortization                                    167,080             209,559          745,060
  Changes in:
   Accounts receivable                                              (4,550)              6,609          (14,893)
   Prepaid expenses                                                (65,793)            (94,366  )      (152,924)
   Other assets                                                    (11,673)            (10,463  )       (67,705)
   Accounts payable                                                (76,642)           (494,835  )        29,157
   Accrued liabilities                                              21,556              (9,647  )        68,589
   Accrued interest                                                      -              (8,124  )        62,580
                                                               -----------         -----------     ------------
    Total adjustments                                               29,978            (401,267  )     2,630,058
                                                               -----------         -----------     ------------
    Net cash used in operating activities                       (2,146,248)         (2,807,761  )   (12,071,506)
                                                               -----------         ----------  -   ------------
Cash flows from investing activities:
 Acquisitions of property and equipment                           (288,896)           (204,760  )    (1,776,605)
                                                               -----------         -----------     ------------

Cash flows from financing activities:
 Deferred offering costs                                                 -                   -                -
 Issuance of membership units                                            -                   -        1,399,710
 Issuance of notes payable to related parties                            -                   -        2,486,000
 Payments on notes payable to related parties                            -                   -       (1,061,000)
 Acquisition of Wattage Monitor, Inc.                                    -                   -        2,819,284
 Common stock issued                                                     -                   -        7,526,553
 Series B preferred stock warrants exercised                             -                   -        3,500,000
 Stock options exercised                                                 -                   -           14,100
                                                               -----------         -----------     ------------
    Net cash provided by
    financing activities                                                 -                   -       16,684,647
                                                               -----------         -----------     ------------

   NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                    (2,435,144)         (3,012,521  )     2,836,536

Cash and cash equivalents beginning of period                    3,556,723           5,849,057                -
                                                               -----------         -----------     ------------
Cash and cash equivalents end of period                        $ 1,121,579         $ 2,836,536     $  2,836,536
                                                               ===========         ===========     ============

Supplemental disclosure of non-cash
investing and financing activities:
 Software license agreement and development
 costs included in accounts payable                            $         -         $         -   $    373,129
                                                               ===========         ===========   ============
 Notes payable converted to common stock                       $                   $         -   $  1,487,580
                                                               ===========         ===========   ============

       The accompanying notes are an integral part of these statements.

                             Wattage Monitor Inc.
                         (a development stage company)

                         Notes to Financial Statements

NOTE A - Summary of Accounting Policies and Nature of Business

1.  Organization and Nature of Business
---------------------------------------

          WattMonitor LLC was organized by its members on July 1, 1997 in Delaware. On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation), "the Company" acquired all of the membership units of WattMonitor LLC. For accounting purposes, the acquisition is treated as a recapitalization with WattMonitor LLC as the acquirer (a reverse acquisition). Pro forma information is not presented since the acquisition is not a business combination. The financial statements give retroactive effect to the conversion of members' equity into common stock to reflect the recapitalization. The Company is a development stage enterprise and provides electrical rate information to commercial and residential consumers nationwide. Revenue is anticipated to come primarily from: (i) referral fees and commissions charged to electricity suppliers who offer their products and service through the Company, and (ii) business services provided to industry participants through the Company's ability to develop and host private label sites, assist with supplier marketing programs and provide customer service implementation (switching) software functionality in states with competition.

2.  Interim Financial Statements
--------------------------------

          The accompanying financial statements for the six month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 included in Form 10-KSB. The results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other period.

3.  Revenue Recognition
-----------------------

          Revenue from referral fees and commissions charged to electricity suppliers ("transaction fees") are recognized when consumers switch electric service through the Company. Revenue from business services provided to industry participants ("fixed fees") are recognized in the month in which the service is performed, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

          In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

4.  Cash Equivalents
--------------------

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

6.  Software License and Development Costs
------------------------------------------

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

7.  Trademarks
    ----------

          The Company has applied for trademarks to limit the use by others of WM, Wattage Monitor, Kilowatt Monitor, WattMonitor and ElectricEye. In 2000, the Company received certificates of registration from the U.S. Patent and Trademark Office for WM and Wattage Monitor. In 2001, the Company received a certificate of registration from the U.S. Patent and Trademark Office for ElectricEye. Trademark expenses will be amortized on the straight-line method over fifteen years.

8.  Advertising
    -----------

     The Company expenses advertising costs as incurred.

9.  Use of Estimates
    ----------------

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

10. Concentration of Credit Risk
    ----------------------------

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

                             Wattage Monitor Inc.
                         (a development stage company)

                  Notes to Financial Statements - (Continued)

NOTE A - Summary of Accounting Policies and Nature of Business - (Continued)

11.  Income Taxes
     ------------

          Through February 26, 1999, the Company was not subject to income tax. Income was taxed directly to its members. Accordingly, no provision has been made for federal income tax. Further, because the members have reported losses incurred, no operating losses are available to offset future income.

          After February 26, 1999, the Company provides for income taxes based upon income reported for financial reporting purposes. Certain charges to earnings will differ as to timing from those deducted for tax purposes. The tax effects of those differences will be recorded as deferred income taxes.


12.  Reclassification
     ----------------

          Certain reclassifications have been made to the June 30, 2000 financial statements to conform with the June 30, 2001 presentation, which have no effect on income.

13.  Fair Value of Financial Instruments
     -----------------------------------

          Management believes the fair value of financial instruments approximates their carrying amounts.

14.  Discount on Debt
     ----------------

          Costs incurred in connection with the issuance of debt are amortized over the expected life of the debt. The beneficial conversion feature has been accounted for as additional paid-in capital and associated unamortized discount on debt recorded as a component of stockholders' equity.

15.  Basic and Diluted Loss Per Share
     --------------------------------

     Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic loss per share is computed using the weighted average number of common shares outstanding, net of shares subject to
repurchase, during the period.   Retroactive effect was given to common shares
issued to members of WattMonitor LLC upon completion of the recapitalization. Dilutive loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation as their effect is antidilutive. Common stock equivalent shares consisted of convertible preferred stock, warrants and stock options. (See Notes C and D).

                             Wattage Monitor Inc.
                         (a development stage company)

                  Notes to Financial Statements - (Continued)

NOTE B - Property and Equipment

     Property and equipment consisted of the following at June 30, 2001:


                                                                      Lives
                                                                 -------------

               Furniture and equipment            $  317,710         5-7 years
                              Software             1,445,800           3 years
                                          ------------------
                                                   1,763,510
         Less accumulated depreciation
                      and amortization              (693,715)
                                          ------------------

                                                  $1,069,795
                                          ==================


NOTE C - Stockholders' Equity (Deficit)

     In January 1999, WattMonitor LLC sold 37,777 membership units.

     On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation) acquired all of the equity (membership units) of WattMonitor LLC. For accounting purposes, the acquisition is treated as a recapitalization with the WattMonitor LLC as the acquirer (a reverse acquisition). Pro forma information is not presented since the acquisition is not a business combination. The members exchanged their membership units for 7,550,450 shares of common stock (approximately 72% of the outstanding common stock) of Wattage Monitor Inc. In addition, each member, other than the controlling members, was entitled to acquire such number of shares of common stock at $1.00 per share as necessary to maintain the same ownership percentage in Wattage Monitor Inc. as such member held in WattMonitor LLC. In connection with this right, 657,366 shares were issued. Also, in connection with the recapitalization, all employees exchanged their contingent membership interests for stock options to purchase 918,000 shares of Wattage Monitor Inc. exercisable at $1.00 per share.

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

     In December 2000, 25,600,000 shares of our common stock were issued for $6,963,200 ($.272 per share) under a Stock Purchase Agreement entered into on November 28, 2000. Also, in December 2000, 2,750,000 shares of common stock were issued to certain stockholders under a Stock Purchase Agreement entered into on December 22, 2000 for a combination of cash and notes receivable totaling $748,000 ($.272 per share).

     The 2,750,000 shares issued to certain stockholders are subject to the Company's right to repurchase them, exercisable solely at its discretion, at the price at which they were sold if a purchasing employee's employment is terminated for any reason before the end of the repurchase period. The Company can repurchase a percentage of the purchaser shares equal to a fraction, the numerator which is the difference between the repurchase period and the number of whole months passed since the date of the Purchase Agreement and the denominator of which shall be the repurchase period. The repurchase period was 48 months for one employee who purchased 2,500,000 shares. The repurchase period was 12 months for the remaining two employees who purchased an aggregate of 250,000 shares.

The shares subject to repurchase are as follows:

                          As of June 30, 2001        2,312,500
                                         2002        1,562,500
                                         2003          937,500
                                         2004          312,500
                                         2005                0

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

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                                  Price
                                                              --------------

          Balance at December 31, 2000            3,032,700       $0.78
            Granted                               1,570,500        0.28
            Forfeited/expired                      (144,875)       1.65
                                                  ---------

          Balance at June 30, 2001                4,458,325       $0.61
                                                  =========

     The weighted average fair value of options granted during the six months ended June 30, 2001 was $0.24.


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


NOTE F - Lease Commitments

     The Company leases its office space and certain computer equipment under operating leases, which expire through 2003. The Company has options to extend the leases for additional lease periods. The leases require monthly rental payments totaling $27,510.

                             Wattage Monitor Inc.
                         (a development stage company)

                  Notes to Financial Statements - (Continued)

NOTE G - Income Taxes

     No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through June 30, 2001.

     The following table sets forth the primary components of deferred tax assets:

          Net operating loss carryforwards                  $ 3,987,000
          Difference between book and tax basis
              of property                                        47,000
          Nondeductible reserves                                 23,000
                                                            -----------
          Gross deferred tax assets                           4,057,000
          Valuation allowance                                (4,057,000)
                                                            -----------

                                                            $         -
                                                            -----------

     At June 30, 2001, the Company fully reserved its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At June 30, 2001, the Company had approximately $11.5 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2012. The utilization of the net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As of July 30, 2001, we had approximately $2,680,000 of cash in our accounts. At today's expenditure levels, that will carry us into 2002, assuming nominal revenue. Although we expect our revenues to grow, we believe we will need to obtain additional financing in the next six-to-nine months to cover our expenditures that will exceed revenue.

     We receive fees from electricity suppliers for presenting consumers with information about electric rates and allowing consumers to order electricity from their chosen supplier. We also make our electricity news and information available to partner web sites via a data-feed, and we may share revenue with these partner sites. We also offer business services to industry participants through our ability to develop and host private label sites, assist with supplier marketing programs and provide customer service implementation (switching) functionality. Finally, we provide electric market research, a newsletter and consumer surveys to electric utilities and others interested in this industry. We began to generate revenue during the first quarter of 2000, and although revenue grew over the remaining year and in the first six months of 2001, the total revenue generated during the year ended December 31, 2000 and the six months ended June 30, 2001 is not significant.

     By enrolling suppliers in the first half of 2000 we demonstrated the last of the three criteria we initially established as necessary to prove our business model: (a) creation of an information system; (b) demonstration that consumers use our system/service; and (c) electricity supplier participation. Our task has since become to scale our business as competition spreads to additional states to capitalize on our market position.

     The first step in scaling our business was to secure and maintain a strong market share of participating suppliers in each of the regulated utility territories in each of the states with active competition. Through the second quarter of 2001, our market share - defined as the percentage of competitive offers in a territory that are available for switching through our system - was greater than 25% in all cases, as much as 100% in some cases, and averaged approximately 79%.

     With the closing of our equity financing at the end of 2000, we are now focussed on the logical next step in scaling our business, demonstrating our ability to generate significant revenue volume. While we executed 684 revenue-generating transactions (both orders and lead referrals) in the first half of 2001, we are actively pursuing additional ways to generate revenue, including providing a variety of business services to electricity industry participants.

Results of Operations - Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

     Revenue for the first six months of 2001 rose almost five-fold over revenue for the first six months of 2000, from $6,451 to $31,010. An examination of our revenue sources - transaction fees earned when consumers switch electric service through our site and fixed fees earned under our "Powered By WM" relationships - reveals that our revenue growth came from our "Powered By WM" business. Our transaction fees dropped from $6,451 for the first six month of 2000 to $3,010 for the first six months of 2001, driven primarily by greatly reduced marketing and sales activities by competitive electricity suppliers. Interest and dividend income was $103,137 for the first half of 2001, up more than 50% from $66,947 for the same period of 2000 as a result of higher cash balances in our interest bearing accounts.

     Operating expenditures were consistent with our plans for both six-month periods. For the six months ended June 30, 2000 our operating expenditures were $2,249,624, or $374,940 per month, in the middle of our anticipated range of $350,000 to $400,000. For the six months ended June 30, 2001 our operating expenditures were $2,540,641, or $423,440 per month, in the middle of our anticipated range of $400,000 to $450,000. Our higher anticipated spending range for the first half of 2001 was driven by our expectation that certain deregulated and deregulating electricity markets - specifically Pennsylvania, Ohio and Texas - would experience a strong increase in market activity and consumer switching. Since those circumstances did not materialize this year, we have adjusted our operations and returned to monthly spending of between $350,000 to $400,000.

     Monthly expenditures of our operations group averaged approximately $76,800 for the first six months of 2001, vs. an average of approximately $87,100 for the first six months of 2000. This roughly 12% reduction was driven by two primary factors: (i) we brought support of our toll free 1-888-WATTAGE service in-house, reducing our outbound calling efforts in the process, and (ii) we increased our staffing level in anticipation of the Pennsylvania, Ohio and Texas market activity mentioned above. The savings associated with bringing our teleservices efforts in-house outweighed the impact of our staffing increase.

     System development expenditures averaged approximately $95,000 per month for the six months ended June 30, 2001, vs. approximately $81,500 per month for the six months ended June 30, 2000. This roughly 17% increase was predominantly driven by our increase in staffing and hardware/software to support our developing "Powered By WM" business and prepare our systems to leverage the data-feed and content value of our proprietary retail electricity rate information. We expect nominal incremental spending to be necessary as we pursue and implement additional "Powered By WM" opportunities.

     Expenditures supporting our marketing efforts averaged approximately $90,400 per month for the first half of 2001, vs. an average of approximately $59,000 per month for the first half of 2000. This increase of roughly 53% was driven almost entirely by our adding senior level expertise to both our sales and marketing efforts. Included in the first six months of 2001, but not in the same period of 2000, are a senior sales person focused exclusively on our "Powered By WM" opportunities and a vice president of marketing focused on leveraging our supplier relationships to maximize higher revenue commercial switching activity through our service.

     Monthly general and administrative expenses for the first six months of 2001 averaged approximately $119,500, vs. approximately 126,300 for the first six months of 2000. This nominal 6% increase was driven by the costs associated with supporting the staffing changes noted above. Depreciation and amortization expense averaged approximately $34,900 per month for the six months ended June 30, 2001, vs. approximately $27,800 per month for the same period of 2000. This roughly 25% increase was substantially the result of amortization of development costs related to the latest release/version of our web site, WM v3.0.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits - None.

        (b) Reports on Form 8-K - None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WATTAGE MONITOR INC.


Date: August 1, 2001             By:  /s/ Gerald R. Alderson
                                      ----------------------
                                      Gerald R. Alderson
                                      President, Chief Executive Officer

Date: August 1, 2001             By:  /s/ Robert E. Forrest
                                      ---------------------
                                      Robert E. Forrest
                                      Principal Financial Officer