Form 10QSB
period 2001-09-30
WATTAGE MONITOR INC
filed 2001-11-13
CIK 1081255

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                1475 Terminal Way, Suite B, Reno, Nevada 89502
                   (Address of Principal Executive Offices)

                                (775) 327-6000
               (Issuer's Telephone Number, Including Area Code)


         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of November 5, 2001, 44,396,520 shares of common stock of the issuer were outstanding.

     Transitional Small Business Disclosure Format (check one):   Yes [_] No [X]

                              Wattage Monitor Inc.
                         Quarterly Report on Form 10-QSB
                                Table of Contents


PART I - FINANCIAL INFORMATION..............................................  2

   Item 1. Financial Statements.............................................  2

   Notes to Financial Statements............................................  5

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  12

PART II - OTHER INFORMATION................................................  16

   Item 6. Exhibits and Reports on Form 8-k................................  16

SIGNATURES.................................................................  17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Wattage Monitor Inc.
                          (a development stage company)

                                  BALANCE SHEET

                               September 30, 2001

                                                                                        (Unaudited)
                                     ASSETS
              CURRENT ASSETS
                  Cash and cash equivalents                                         $       1,899,512
                  Accounts receivable                                                           6,731
                  Prepaid expenses                                                            120,246
                                                                                    -----------------
                           Total current assets                                             2,026,489
                                                                                    -----------------

              PROPERTY AND EQUIPMENT, net                                                     959,377
                                                                                    -----------------

              OTHER ASSETS
                  Software licenses                                                                 -
                  Patents and trademarks                                                       39,919
                  Deposits                                                                     26,356
                                                                                    -----------------
                           Total other assets                                                  66,275
                                                                                    -----------------

                                                                                    $       3,052,141
                                                                                    =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

              CURRENT LIABILITIES
                  Accounts payable                                                  $         219,657
                  Accrued liabilities                                                          75,115
                                                                                    -----------------

                           Total current liabilities                                          294,772
                                                                                    -----------------

              COMMITMENTS                                                                           -
                                                                                    -----------------
              STOCKHOLDERS' EQUITY
                  Preferred stock, Series B, convertible; $0.01 par value,
                      5,000,000 shares authorized, no shares
                      issued and outstanding                                                        -
                  Common stock, $0.01 par value, 75,000,000 shares
                      authorized, 44,396,520 shares issued and
                      outstanding                                                             443,966
                  Additional paid-in capital                                               18,783,761
                  Note receivable issued for common stock                                    (720,500)
                  Deficit accumulated during the development stage                        (15,749,858)
                                                                                    -----------------
                      Total stockholders' equity                                            2,757,369
                                                                                    -----------------

                                                                                    $       3,052,141
                                                                                    =================

        The accompanying notes are an integral part of this statement.

               Wattage Monitor Inc. (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                          Three Months Ended                          Nine Months Ended
                                                             September 30,                              September 30,
                                                     2000                 2001                 2000                   2001
                                               ----------------     ----------------     ----------------        ---------------
                                                  (Unaudited)          (Unaudited)          (Unaudited)             (Unaudited)
Revenue                                        $          9,838     $         10,736     $         16,289        $        41,746

Operating expenses
     Operations                                $        272,002     $        149,944     $        794,792        $       611,106
     System development                                 205,339              228,014              694,543                797,941
     Marketing                                          212,636              213,582              566,511                755,708
     General and administrative                         388,279              356,225            1,104,954              1,114,092
     Depreciation and amortization                       86,834              134,659              253,914                344,218
                                               ----------------      ---------------     ----------------        ---------------

         Net loss from operations                    (1,155,252)          (1,071,688)          (3,398,425)            (3,581,319)
                                               ----------------     ----------------     ----------------        ---------------

Other income (expense)
     Interest expense                                         -                    -                    -                      -
     Interest and dividend income                        13,399               23,394               80,346                126,531
     Loss on disposal of assets                               -                    -                    -                      -
                                               ----------------     ----------------     ----------------        ---------------
                                                         13,399               23,394               80,346                126,531
                                               ----------------     ----------------     ----------------        ---------------

         NET LOSS                              $     (1,141,853)    $     (1,048,294)    $     (3,318,079)       $    (3,454,788)
                                               ================     ================     ================        ===============

Basic and diluted loss per common share        $          (0.09)    $          (0.02)    $          (0.25)       $         (0.08)
                                               ================     ================     ================        ===============

Shares used in computation of basic and
diluted loss per share                               13,421,520           44,396,520           13,405,316             44,396,520
                                               ================     ================     ================        ===============
                                                       Cumulative
                                                     from Inception
                                                    (July 1, 1997) to
                                                   September 30, 2001
                                                   ----------------
                                                       (Unaudited)
Revenue                                        $             75,576

Operating expenses
     Operations                                $          3,146,574
     System development                                   2,871,350
     Marketing                                            2,757,911
     General and administrative                           4,647,709
     Depreciation and amortization                          879,719
                                               --------------------

         Net loss from operations                       (14,227,687)
                                               --------------------

Other income (expense)
     Interest expense                                    (1,832,421)
     Interest and dividend income                           325,569
     Loss on disposal of assets                             (15,319)
                                               --------------------
                                                         (1,522,171)
                                               --------------------

         NET LOSS $                            $        (15,749,858)
                                               ====================


Basic and diluted loss per common share        $              (0.98)
                                               ====================
Shares used in computation of basic and
diluted loss per share                                   16,133,306
                                               ====================

        The accompanying notes are an integral part of these statements.

                              Wattage Monitor Inc.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                                       Cumulative
                                                                                                      from Inception
                                                           Nine Months Ended September 30,           (July 1, 1997) to
                                                             2000                   2001            September 30, 2001
                                                       ------------------     ------------------    ------------------
                                                          (Unaudited)            (Unaudited)            (Unaudited)
Cash flows from operating activities:
   Net loss                                            $     (3,318,079)      $      (3,454,788)      $    (15,749,858)
                                                       ----------------       -----------------       ----------------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Write off of software license                                    -                       -                184,875
     Loss on disposal of assets                                       -                       -                 15,319
     Amortization of discount on debt                                 -                       -              1,760,000
     Depreciation and amortization                              253,914                 344,218                879,719
     Changes in:
       Accounts receivable                                      (10,105)                 14,771                 (6,731)
       Prepaid expenses                                         (58,822)                (61,687)              (120,246)
       Other assets                                             (15,966)                (10,094)               (67,336)
       Accounts payable                                          57,217                (522,725)                 1,268
       Accrued liabilities                                       23,162                  (3,120)                75,116
       Accrued interest                                               -                  (8,124)                62,580
                                                       ----------------       -----------------       ----------------
         Total adjustments                                      249,400                (246,761)             2,784,564
                                                       ----------------       -----------------       ----------------
         Net cash used in operating activities               (3,068,679)             (3,701,549)           (12,965,294)
                                                       ----------------       -----------------       ----------------

Cash flows from investing activities:
   Acquisitions of property and equipment                      (423,605)               (247,996)            (1,819,841)
                                                       ----------------       -----------------       ----------------

Cash flows from financing activities:
   Issuance of membership units                                       -                       -              1,399,710
   Issuance of notes payable to related parties                       -                       -              2,486,000
   Payments on notes payable to related parties                       -                       -             (1,061,000)
   Acquisition of Wattage Monitor, Inc.                               -                       -              2,819,284
   Common stock issued                                                -                       -              7,526,553
   Series B preferred stock warrants exercised                        -                       -              3,500,000
   Stock options exercised                                            -                       -                 14,100
                                                       ----------------       -----------------       ----------------
         Net cash provided by
         financing activities                                         -                       -             16,684,647
                                                       ----------------       -----------------       ----------------

       NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                             (3,492,284)             (3,949,545)             1,899,512

Cash and cash equivalents beginning of period                 3,556,723               5,849,057                      -
                                                       ----------------       -----------------       ----------------
Cash and cash equivalents end of period                $         64,439       $       1,899,512       $      1,899,512
                                                       ================       =================       ================

Supplemental disclosure of non-cash
investing and financing activities:

   Notes payable converted to common stock             $              -       $               -       $      1,487,580
                                                       ================       =================       ================

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

2.   Interim Financial Statements
     ----------------------------

         The accompanying financial statements for the nine-month and three-month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 included in Form 10-KSB. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other period.

3.   Revenue Recognition
     --------------------

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


12.  Reclassification
     ----------------

         Certain reclassifications have been made to the September 30, 2000 financial statements to conform with the September 30, 2001 presentation, which have no effect on income.

13.  Fair Value of Financial Instruments
     -----------------------------------

         The fair value of financial instruments approximates their carrying amounts.

14.  Basic and Diluted Loss Per Share
     --------------------------------

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

15.  New Accounting Pronouncements
     -----------------------------

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

         . All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

         . Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

         . Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

         . Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

         . All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         The Company does not believe that SFAS 142 will have a material impact upon adoption.

                              Wattage Monitor Inc.
                          (a development stage company)

                   Notes to Financial Statements - (Continued)

NOTE B - Property and Equipment

         Property and equipment consisted of the following at September 30, 2001:


                                                                   Lives
                                                               -------------

           Furniture and equipment            $   301,471        5-7 years
                          Software              1,482,343          3 years
                                        -------------------
                                                1,783,814
     Less accumulated depreciation
                  and amortization               (824,437)
                                        -------------------

                                              $   959,377
                                        ===================

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

         The 2,750,000 shares issued to certain stockholders are subject to the Company's right to repurchase them, exercisable solely at its discretion, at the price at which they were sold if a purchasing employee's employment is terminated for any reason before the end of the repurchase period. The Company can repurchase a percentage of the purchaser shares equal to a fraction, the numerator which is the difference between the repurchase period and the number of whole months passed since the date of the Purchase Agreement and the denominator of which shall be the repurchase period. The repurchase period was 48 months for one employee who purchased 2,500,000 shares. The repurchase period was 12 months for the remaining two employees who purchased an aggregate of 250,000 shares. Generally accepted accounting principles require that stock issued in exchange for a nonrecourse note be treated as a stock option and be accounted for accordingly.

The shares subject to repurchase are as follows:

                 As of September 30, 2001             2,093,750
                                     2002             1,406,250
                                     2003               781,250
                                     2004               156,250
                                     2005                     0


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

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                                   Price
                                                               --------------

        Balance at December 31, 2000            3,032,700          $0.78
             Granted                            1,570,500           0.28
             Forfeited/expired                   (383,425)          1.06
                                             -------------

        Balance at September 30, 2001           4,219,775          $0.58
                                             =============

         The weighted average fair value of options granted during the nine months ended September 30, 2001 was $0.24.


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

                              Wattage Monitor Inc.
                         (a development stage company)

                   Notes to Financial Statements - (Continued)

NOTE G - Income Taxes

         No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through September 30, 2001.

         The following table sets forth the primary components of deferred tax assets:

                  Net operating loss carryforwards                $ 4,345,000
                  Difference between book and tax basis
                      of property                                      67,000
                  Nondeductible reserves                               19,000
                                                                -------------
                  Gross deferred tax assets                         4,431,000
                  Valuation allowance                              (4,431,000)
                                                                -------------

                                                                  $         -
                                                                -------------

         At September 30, 2001, the Company fully reserved its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At September 30, 2001, the Company had approximately $13 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2012. The utilization of the net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         As of November 5, 2001, we had approximately $1,695,000 of cash in our accounts. At today's expenditure levels, that will carry us into the second half of 2002, assuming nominal revenue. Although we expect our revenues to grow, we believe we will need to obtain additional financing in the next six-to-twelve months to cover our expenditures as they will exceed revenue. We cannot be sure that we will be able to secure the financing we will require, or that it will be available on favorable terms.

         We receive fees from electricity suppliers for presenting residential and commercial consumers with information about electric rates and allowing consumers to order electricity from their chosen supplier. We also make our electricity news and information available to partner web sites via a data-feed, and we may share revenue with these partner sites. We also offer business services to industry participants through our ability to develop and host private label sites, assist with supplier marketing programs and provide customer service implementation (switching) functionality. Finally, we provide electric market research, a newsletter and consumer surveys to electric utilities and others interested in this industry. We began to generate revenue during the first quarter of 2000, and although revenue has increased, the total revenue generated during the year ended December 31, 2000 and the nine months ended September 30, 2001 is not significant.

         By enrolling suppliers in the first half of 2000 we demonstrated the last of the three criteria we initially established as necessary to prove our business model: (a) creation of an information system; (b) demonstration that consumers use our system/service; and (c) electricity supplier participation. Our task now is to scale our business as competition spread to additional states and capitalizing on our market position.

         The first step in scaling our business was to secure and maintain a strong market share of participating suppliers in each of the regulated utility territories in each of the states with active competition. For the twelve months ended June 30, 2001, our market share - defined as the percentage of competitive offers in a territory that are available for switching through our system - consistently averaged between 70% and 80%. With that level of market share and the closing of our equity financing at the end of 2000, we focused on the logical next step in scaling our business: demonstrating our ability to generate significant revenue. While our revenue-generating transactions (both orders and lead referrals) have grown in the past year, they remain less than our expenses. We continue pursuing additional ways to generate revenue, including providing a variety of business services to electricity industry participants.

         Our experience over the past several months, with both consumers interested in switching their electricity service and suppliers revisiting their strategies for engaging competitive electricity markets, has reflected a significant slowdown in the development of active residential competition. To adjust to this residential slowdown, we strengthened our small-medium size commercial switching activities. This has directly influenced our staffing and resource allocation.

         On September 30, 2001, we implemented changes we believe to be consistent with a less active competitive electricity market. We reduced our emphasis on the residential sector, consistent with competitive supplier activity, and are increasing our service to the commercial sector and maintaining our ability to pursue a variety of web/technology driven and data-sharing revenue opportunities.

         Once fully implemented, the net effect of these changes will be the reduction of our monthly expenditures, before depreciation and amortization, to an average between $150,000 and $170,000. October 2001 expenditures, excluding depreciation and amortization, were approximately $182,000, or $22,000 for operations, $38,000 for marketing, $54,000 for system development, and $68,000 for general and administrative support.

Results of Operations - Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

         Revenue for the three months ended September 30, 2001 rose 9% over revenue for the same period of 2000, from $9,838 to $10,736. An examination of our revenue sources - transaction fees earned when consumers switch electric service through our site and fixed fees earned under our "Powered By WM" relationships - reveals that we experienced a substantial change in our revenue streams. Our transaction fees dropped from $9,649 for the three-month period in 2000 to $180 for the same period of 2001, driven primarily by greatly reduced marketing and sales activities by competitive electricity suppliers and the other factors discussed above. Our fixed fees, however, rose from $0 in the 2000 quarter to $10,000 for the three months ended September 30, 2001. Interest and dividend income was $23,394 for the 2001 quarter, up 75% from $13,399 for the same period of 2000 as a result of higher cash balances in our interest bearing accounts.

         Operating expenditures were consistent with our plans for both three-month periods, with monthly expenditures well within our anticipated range of $350,000 to $400,000. For the three months ended September 30, 2000 our operating expenditures were $1,165,090, or $388,363 per month, while our operating expenditures were $1,082,428, or $360,808 per month for the three months ended September 30, 2001. After removing depreciation and amortization, monthly expenditures for the 2000 quarter were $359,419 vs. $315,922 for the 2001 quarter. This approximately 12% reduction was driven primarily by the financial factors that stem from a business at the front end of a scaling up process (in 2000) vs. a business in the middle of a scaling down process (in
2001). The general change in operations was the direct result of the market conditions described above.

         Monthly expenditures of our operations group averaged approximately $50,000 for the three months ended September 30, 2001, vs. an average of approximately $90,700 for the same period of 2000. This 45% reduction was driven by two primary factors: (i) we supported of our toll free 1-888-WATTAGE service in-house, concurrently minimizing our outbound calling efforts, and (ii) we reduced staffing in June of 2001 in specific response to the expected Pennsylvania, Ohio and Texas market activity that did not materialize this year.

         System development expenditures averaged approximately $76,000 per month for the quarter ended September 30, 2001, vs. approximately $68,400 per month for the 2000 quarter. This roughly 11% increase was driven by the continued utilization of incremental staffing and hardware/software acquired in late 2000 and early 2001 to both support our developing "Powered By WM" business and prepare our systems to leverage the data-feed and content value of our proprietary retail electricity rate information.

         Expenditures supporting our marketing efforts remained flat across the two three-month periods. Monthly expenditures averaged approximately $71,200 in the 2001 quarter, vs. an average of approximately $70,900 for the 2000 period. The consistent nature of our marketing spending was the result of a stable sales and marketing staff adequately sized and skilled to pursue our various revenue opportunities and the reality that our business does not require implementation staff/resources in marketing as it does in operations and technology.

         Monthly general and administrative expenses for the three-month period of 2001 averaged approximately $118,700, vs. approximately $129,400 for the same period of 2000. This roughly 8% decrease was driven by the costs associated with supporting the staffing and scale-up vs. scale-down factors noted above. Depreciation and amortization expense averaged approximately $44,900 per month for the three months ended September 30, 2001, vs. approximately $28,900 per month for the same period of 2000. This 55% increase was the result of amortization of development costs related to the latest release/version of our web site, WM v3.0, launched in the first half of 2001.

Results of Operations - Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

         Revenue for the first nine months of 2001 rose more than 150% over revenue for the first nine months of 2000, from $16,289 to $41,746. An examination of our revenue sources - transaction fees earned when consumers switch electric service through our site and fixed fees earned under our "Powered By WM" relationships - reveals that the revenue change was driven by the launch of our "Powered By WM" business exceeding the decrease in transactions. Our "Powered By WM" business, launched in the fourth quarter of 2000, generated more than $40,000 in revenues for the nine months ended September 30, 2001, while our transaction fees dropped from $13,350 for the 2000 nine-month period to less than $500 for the 2001 period. This decline in transaction fees was driven primarily by the market factors discussed above, including greatly reduced marketing and sales activities by competitive electricity suppliers and the slower than anticipated development of electricity competition in a number of states. Interest and dividend income was $126,531 for the first nine months of 2001, up more than 57% from $80,346 for the same period of 2000 as a result of higher cash balances in our interest bearing accounts.

         Operating expenditures were consistent with our plans for both nine-month periods. For the nine months ended September 30, 2000 our operating expenditures were $3,414,714, or $379,413 per month, within our anticipated range of $350,000 to $400,000. For the nine months ended September 30, 2001 our operating expenditures were $3,623,067, or $402,563 per month, on the low end of our anticipated range of $400,000 to $450,000. Our higher anticipated spending range for the nine months of 2001 was driven by our expectation that certain deregulated and deregulating electricity markets - specifically Pennsylvania, Ohio and Texas - would experience a strong increase in market activity and consumer switching. Since those circumstances did not materialize this year, we adjusted our operations, reversed our escalation in spending and achieved actual expenditures more consistent with our 2000 activities.

         Monthly expenditures of our operations group averaged approximately $67,900 for the first nine months of 2001, vs. an average of approximately $88,300 for the first nine months of 2000. This roughly 23% reduction was driven by the savings associated with supporting our toll free 1-888-WATTAGE service in-house since the beginning of 2001 outweighing the net impact of staffing changes (both increases and decreases) to support changing market circumstances.

         System development expenditures averaged approximately $88,700 per month for the nine months ended September 30, 2001, vs. approximately $77,200 per month for the nine months ended September 30, 2000. This roughly 15% increase was predominantly driven by our late-2000/early-2001 increase in staffing and hardware/software to support our developing "Powered By WM" business and prepare our systems to leverage the data-feed and content value of our proprietary retail electricity rate information. While we anticipate nominal incremental spending to be necessary as we pursue and implement additional "Powered By WM" opportunities, we expect the impact of recent staff reductions to offset such spending.

         Expenditures supporting our marketing efforts averaged approximately $84,000 per month for the first nine months of 2001, vs. an average of approximately $63,000 per month for the same period of 2000. This increase of roughly 33% was driven almost entirely by our adding senior level expertise to both our sales and marketing efforts. Included in the first nine months of 2001, but in little or no portion of the 2000 period, are the salary and expenses of a senior sales person focused exclusively on our "Powered By WM" opportunities and a vice president of marketing focused on leveraging our supplier relationships to maximize higher revenue commercial switching activity through our service.

         Monthly general and administrative expenses remained flat for the two nine-month periods, averaging approximately $123,800 for the 2001 period, vs. approximately $122,800 for 2000. Depreciation and amortization expense averaged approximately $38,200 per month for the nine months ended September 30, 2001, vs. approximately $28,200 per month for the same period of 2000. This roughly 35% increase was substantially the result of amortization of development costs related to the latest release/version of our web site, WM v3.0.

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

                                       WATTAGE MONITOR INC.


Date: November 9, 2001                 By:  /s/ Gerald R. Alderson
                                            ---------------------------
                                            Gerald R. Alderson
                                            President, Chief Executive Officer



Date: November 9, 2001                 By:  /s/ Robert E. Forrest
                                            ---------------------------
                                            Robert E. Forrest
                                            Principal Financial Officer