Form 10KSB
period 2001-12-31
WATTAGE MONITOR INC
filed 2002-03-25
CIK 1081255

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-KSB. [ ]

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

         The registrant had revenues of $63,204 for the year ended December 31, 2001.

         On March 11, 2002, the aggregate market value of the voting stock of Wattage Monitor Inc. held by non-affiliates of the registrant was approximately $318,000 based on the average of the high bid and low asked prices of such stock as reported by OTC Electronic Bulletin Board on such date. An affiliate for this purpose is defined as the company's directors and executive officers and beneficial owners of more than 5% of the company's common stock.

         The registrant had 44,396,520 shares of common stock, $.01 par value per share, outstanding at March 11, 2002.

                   Documents Incorporated by Reference: None.

                              WATTAGE MONITOR INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I.........................................................................3
  ITEM 1 - DESCRIPTION OF BUSINESS.............................................3
  ITEM 2 - DESCRIPTION OF PROPERTY............................................12
  ITEM 3 - LEGAL PROCEEDINGS..................................................12
  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13

PART II.......................................................................14
  ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........14
  ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION........17
  ITEM 7 - FINANCIAL STATEMENTS...............................................20
  ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................38

PART III......................................................................39
  ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.................39
  ITEM 10 - EXECUTIVE COMPENSATION............................................42
  ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....44
  ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................47
  ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K............................47

SIGNATURES....................................................................48
EXHIBIT INDEX.................................................................49

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

         WattMonitor LLC, the predecessor to Wattage Monitor, was formed under the laws of the State of Delaware on July 1, 1997. In February 1999, in anticipation of the acquisition of WattMonitor LLC, Knowledge Networks Inc., a publicly held corporation, changed its name to "Wattage Monitor Inc." On February 26, 1999, Wattage Monitor Inc., a Nevada corporation, acquired WattMonitor LLC, a Delaware company. The business of Wattage Monitor is identical to that of WattMonitor LLC. For financial statement purposes, the transaction has been treated as a recapitalization of WattMonitor LLC. For tax purposes, the acquisition was a tax-free exchange of equity securities. Subsequent to the acquisition, the sole activities of Wattage Monitor have been those previously conducted by WattMonitor LLC. The historical activities of the acquiring company's predecessor, Knowledge Networks, were limited to certain immaterial software consulting contracts, all of which were completed prior to the acquisition. Accordingly, the following discussion relates to the business previously conducted by WattMonitor LLC as well as that of Wattage Monitor Inc. subsequent to February 26, 1999. Wattage Monitor Inc. is a development stage company.

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

         We believe we have successfully demonstrated our ability to meet each of these requirements. Our challenge is and has been to scale the business as electric competition takes hold to demonstrate our ability to generate significant revenue and profit.

         Our experience over the second half of 2001, with both consumers interested in choosing a competitive electric supplier and with suppliers reducing their competitive electric market activity reflects a significant slowdown in the residential market. The Texas electricity market, which opened to competition on January 1, 2002, represents the primary residential opportunity for us today and success or failure in that market is likely to be the key determinant of our near term viability.

         According to Energy Information Administration (http://www.eia.doe.gov/), there are over 110,000,000 households in the United States using over $95 billion of electricity annually. Commercial consumers consume another nearly $75 billion of electricity per year. As deregulation permits these customers to choose a competing supplier, they require an accurate, objective source of information to properly choose a supplier and implement that choice. Serving that need is our primary focus. (Note:
Industrial customers comprise the third category of electric consumers. While they consume about the same volume of electricity as their residential and commercial counterparts, they pay approximately half as much per unit consumed. Industrial customers are not expected to be an important market for Wattage Monitor).

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

              RANGE (in cents) OF AVERAGE RESIDENTIAL RATES PER KWH
                   STATES WITH CHOICE AS OF DECEMBER 31, 2001

STATE                          HIGH      LOW      % VARIATION
Connecticut                    12.29     7.57          62%
Delaware                       10.54     7.81          35%
Maine                          22.08     5.42         307%
Massachusetts                  12.42     5.08         144%
New Jersey                     11.47     4.90         134%
New York                       23.53     3.19         638%
Pennsylvania                   13.19     5.34         147%
Rhode Island                   29.16     9.71         200%
Texas                          17.66     5.35         230%
Virginia                        9.98     4.84         106%

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

         The electricity market structure is particularly well suited for the Wattage Monitor service. Its highly fragmented nature means that no electricity supplier exercises significant market influence (see "The Electric
Industry - Fragmentation" below). This, in turn, ensures that the consumer has great market influence, as is the case with other highly fragmented markets. By determining the needs of consumers to make their electric supplier purchase decisions, and by meeting those needs, we believe that Wattage Monitor is positioned to become one of the important consumer service companies in a competitive electric power marketplace.

         The Company is structured to discern consumer needs through numerous channels and programs: surveys, focus groups, follow-up satisfaction surveys of the users of our system, and our ElectricEye/SM/ program among others. Additionally, the Company incorporates the suggestions of its participants, comments from suppliers, suggestions from various regulatory commissions, the active participation by consumer advocates and trade associations, and periodic comprehensive service reviews by consumer marketing professionals. In doing so it maintains an up-to-date, consumer-driven service.

The Electric Industry.
----------------------

         Overview.  Over three trillion kilowatt hours are used in the United
         ---------
States annually, divided roughly equally between residential, commercial and industrial consumers. Measured by revenue, the residential and commercial segments of the industry represent revenue approaching $170 billion annually. (Note: the difference between commercial and industrial consumers is that industrial customers are large-scale manufacturing concerns, while commercial users are primarily small businesses, commercial real estate and retail enterprises). The commercial sector acts like the residential sector and has been subjected to regulated pricing policies similar to those of residential customers. As described above, industrial customers are treated differently. We anticipate, therefore, that most of our revenue will be derived from the residential and commercial sectors, as has been the case to date.

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

Wattage Monitor's Service.
--------------------------

         Overview.  Our efforts are centered around:
         ---------

      .  Residential information and transaction services;

      .  Commercial information and transactions services; and

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

         Residential Consumers.  The residential service we offer revolves
         ----------------------
around four principles. It is simple, straightforward, comparative, and complete - all the information in one place. The regulated electricity market in most states is not particularly simple. It typically has several different electric service options. In highly populated areas there may be five or more such options while in less populated areas either one or two is common. The complexity of those rate structures are not overwhelmingly complicated, so with a little work, simple, understandable comparisons for consumers can be fashioned. To a significant degree, this is an important role we play.

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

         Commercial Consumers.  Commercial electric consumers average 5-6 times
         ---------------------
the electricity consumption of the average residential consumer. They need more information than is provided to residential consumers. Commercial rate structures are sufficiently complicated that it is not realistically possible to impose on the commercial sector the simplicity we achieve in our residential service. Furthermore, residential consumers tend to be fairly homogenous in their electricity consumption pattern, while commercial enterprises represent great variances in their needs. Commercial accounts may operate twenty-four hours a day, seven days a week, or just Monday through Friday, from 9 to 5, representing significantly different user profiles and requirements.

         A second differentiating characteristic of commercial businesses is that the electricity purchasing decision is often made by a purchasing professional. Our research indicates that commercial consumers' greatest need is a relatively straightforward service through which to understand their competitive attractiveness (or lack thereof) as an electricity consumer. Unlike virtually everything else they buy, they have not developed an ability to calibrate their importance as an electricity consumer. While our commercial system cannot deliver simplicity because the market is not simple, it can deliver concise information to assist the commercial decision-maker in quickly becoming an informed consumer. We can also assist suppliers in approaching commercial consumers with the specific consumption patterns and volumes they most desire.

         Access.  Our services are available both through a toll-free telephone
         -------
service (1-888-WATTAGE) and through the Internet at www.wattagemonitor.com. The Wattage Monitor service is free to consumers.

         Research and Information.  We have accumulated an information database
         -------------------------
that has several unique and valuable characteristics. The first is that our information is relatively independent of today's high profile privacy concerns. The information is primarily about facilities, homes, offices and buildings, not about individuals. Second, our database is stable because it is based on location. If the homeowner moves, a business relocates or a tenant changes addresses, the value of our information is unaffected. Typically, such changes lead to a loss in a database's value because it is about the person rather than the location. Therefore, the nature of our service allows us to register a particular location, provide our service to current and future occupants thereof, amass location specific information and facilitate the choice of an electric supplier by subsequent occupants.

         With such information we hope to become a leading provider of analytical information about the residential and commercial competitive electricity market. We provide research on a fee basis, publish industry indices, and distribute a newsletter. In conjunction with our activities to insure we meet the needs of electric consumers (such as those noted above) and through the use of our service by consumers to choose an electricity supplier, we believe we know as much about consumer participation in our segment of the competitive electric market as any other entity.

         Web Site Partnerships, "Powered By WM".  Wattage Monitor offers a data
         ---------------------------------------
stream and transaction capability to other web sites that want to provide electric pricing information and purchasing options to their visitors. Through a combination of proprietary technology and industry-leading pricing information, other web sites, Internet portals and information services can access fast, accurate, and complete information regarding the electric energy market place. In essence, we give other web properties the ability to compete with Wattage Monitor's service under their own brand. These services are expected to be increasingly valuable as the competitive electric market expands nationally, as consumers become increasingly aware that they may choose an electric supplier, and as a growing number of portals and web community sites conclude that they should make such information available to their best customers. By providing this information and transaction capability through multiple portals, competing electric suppliers can access the widest possible range of Internet purchasing consumers through their relationship with us. In these transactions, Wattage Monitor shares revenue with the "host" web site.

         In the evolution of these partnerships, certain categories of consumers have been identified who are more likely to be interested in choosing a new electric supplier than others. These categories of consumers tend to use products and services associated with the home or property (realty, mortgages, moving services, etc.).

         In addition, governmental and not-for-profit consumer advocate web sites have found facilitating access to comparative information for their visitors is consistent with their objectives. Many of them, in locations where consumers may choose their electric supplier, have chosen to link their sites to Wattage Monitor. The Ohio Consumer Counsel and the Public Utility Commission of Texas have each licensed access to our database and retained us to create information services for their users. If an Ohio or Texas resident, accessing the respective site, concludes they would like to use an electric supplier identified therein, they may execute that choice through the Wattage Monitor site.

         The Wattage Monitor System.  Our information system is designed to
         ---------------------------
integrate a data management and electronic commerce search engine to create an efficient electric choice information system. The system was designed to convey objectivity, simplicity, increasing levels of sophistication when necessary, and a consumer orientation. The data management capability of our information system contains numeric data, including zip codes and prices.

         Wattage Monitor v3.0, the current version of the system released in January 2001, services all 50 states and provides a greater transaction flexibility and more efficient implementation of web site partnering opportunities than did v2.0.

         Operational Experience.  While not the first state to allow its
         -----------------------
citizens to choose an electric supplier, Pennsylvania was the first state to structure its market to allow consumers to realize significant savings. The first commercial release of our information system occurred in Pennsylvania on October 19, 1998. About 375,000 Pennsylvania households switched suppliers in the first several months of choice. Based on traffic on our system, it appears that nearly 15% of those who switched used our system.

         As more states have adopted competition, we have experienced similarly strong support from consumers and consumer advocate organizations. However, no competitive electricity market in any of the states that offer choices has as yet fostered pricing or marketing activity sufficient to generate even moderate levels of residential and commercial switching. Texas, which opened its electricity market to competition on January 1, 2002, represents the latest attempt to change this circumstance. As the host of the state's rate comparison web site, we are in a favorable position to achieve operational success if that market produces a sustained level of switching. Our experience in the Texas market will determine our ability to continue operating.

Implementation.
---------------

         Consumer Awareness.  We have tested various methods to inform electric
         -------------------
consumers of our existence by using billboards, drive time radio, links to other web sites and public relations. The most cost-effective of these methods has been editorial coverage gained through PR efforts, primarily in the print media, particularly newspapers.

         We also reach consumers through our partnerships with other web sites. Because choosing an electric supplier is not an every day activity, portals have been receptive to discussions about offering a co-branded or site-branded (i.e. Electric Center) Wattage Monitor option for their visitors.

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

         Finally, we solicit commercial customers to use our system, both directly and through partnerships with commercial buying groups. We cannot be certain that making consumers aware of our service will not be more costly, take longer or be as effective as is currently anticipated.

         Consumer Acceptance.  As noted, early consumer acceptance of our
         --------------------
services in Pennsylvania was quite good. Our follow-up surveys of customer response have shown the following:

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

         The rate at which consumers become familiar and comfortable with competition in the electric market will determine when they are willing to choose a supplier. This may determine when consumers decide to use our system. At this point, there can be no assurance that the rate of acceptance of our service by consumers will be large enough and quick enough to allow us to continue to provide our service.

         Our system has found supportive audiences among trade associations, community-based organizations, church groups and similar associations. It is anticipated that such groups will help create demand for our service and influence suppliers to participate.

         Supplier Awareness.  Supplier participation has been gained through
         -------------------
direct marketing efforts undertaken directly with each supplier. Suppliers have been reluctant to contract for our services. Initially, we expected that creating a national electricity information service would require us to:

      .  Create the Wattage Monitor information system;

      .  Demonstrate consumers use that service; and

      .  Elicit electricity supplier participation.

         We believe we demonstrated our ability to achieve the first two of these "success criteria" within 18 months of forming Wattage Monitor. It has proven more difficult to convince suppliers to participate. There are a number of factors we believe affect a supplier's participation in our service. Three of the most important are:

      . Market Immaturity -- When states adopt electric competition, legislation is generally required. After adopting that legislation, a market structure and the requirements for participating in it evolve through hearings and implementing regulations issued by that state's Public Utility Commission. That process is not complete today even in states that originally enacted legislation two or three years ago. Such a complicated, on-going process makes it difficult for suppliers to compete for customers when the market is first open, as the exact rules of engagement are not established. One result, using Pennsylvania as an example, was that nearly eighty companies obtained licenses but only about thirty sought customers in the first year of competition. Another result, using Texas as an example, was that the regulated price against which competitive suppliers compete was not established until ten days before the market opened. In such an environment, competing suppliers essentially test market a product or approach while they wait for the market to come into focus. The need for our service only arises once suppliers decide to proceed full speed ahead.

      . Consumer Behavior -- While a hundred million households and fifteen million businesses use electricity, virtually none have ever chosen their electric supplier. There is no confidence about how such customers will make those choices. Since we represent a novel distribution channel for most suppliers, they require us to demonstrate our effectiveness before they enroll. Most suppliers choose to begin their marketing efforts using traditional marketing channels only.

      . Organizational Immaturity -- All competing suppliers, including those (more than half) that are subsidiaries of very large enterprises, are nevertheless newly created. This ''start-up'' nature of all companies in this market means virtually every one of them was conceived by its founders and/or its parent to succeed by taking a certain approach. They are organizations newly created to implement a particular market approach. Rarely are we part of those plans. Most suppliers conclude they need to try their originally adopted approach before they either (a) change directions or (b) add a service such as the one we offer.

         In spite of this initial reluctance on the part of suppliers to participate in the Wattage Monitor system, our strategy was and is to show that consumers find our system useful and use it. Continuing to demonstrate such, along with our continued ability to offer our service, has resulted in increasing supplier participation in the Wattage Monitor system.

         While its timing was not exactly that which we had originally anticipated, the overall evolution of supplier participation in our system occurred as and for the reasons we originally expected. In February 2000, the first four suppliers agreed to transact orders through our system. It should be noted, however, that suppliers who have entered one or more competitive electricity markets have shown a great willingness to withdraw from the market(s) if the originally expected business opportunity does not materialize.

State-by-State Status
---------------------

         Overview.  The  following  tables  summarize  the status of state
         ---------
efforts to allow  consumers a choice of electric suppliers.

                                           Number     Residential    Commercial
                                             of        Electric       Electric
Current Status                             States      Consumers     Consumers
--------------------------------------------------------------------------------
                                                      (millions)     (millions)
Enacted Legislation..................        23           55             7
Pending Legislation..................         0            0             0
Policy Development...................        16           42             5
No Substantial Activity..............        11           14             2
                                        ----------------------------------------
                                             50           111            14

         Other Considerations. Many states are actively in the process of
         --------------------
adopting competition for their electric industry. However, the timing of competition is not the only factor in determining how, and to what degree, demand for our information system will evolve. Demand for our service stems as much from how competition is introduced as when it is introduced. States are enacting legislation well in advance of implementing competition. While such legislation typically sets a timetable for competition, it may also establish specific requirements of how competition is to be phased in. For instance, Pennsylvania adopted regulations that meant consumers could realize immediate savings. By contrast, California structured the phase-in of competition in a manner that did not permit consumers such savings. Accordingly, the demand for our service will be determined by the timing of competition that individual states adopt as well as by how it is phased in. There can be no assurance that the state-by-state phase-in plans will be sufficiently timely or competitive to allow demand for our service to develop in order for us to generate sufficient revenue to continue to make our service available.

Competitive Environment.
-----------------------

         Since our inception in 1997, numerous (20+) companies, most news services and a wide range of governmental entities have provided a variety of information about the deregulating electric industry to consumers. Some of that information may include rate and service information. However, none of those have our specific approach to the market and/or offer the service we provide. For instance, we believe we are the only non-supplier to directly enroll and switch electric suppliers for residential consumers. To the best of our knowledge, all other companies who profess to offer this type of service refer, usually via email, consumers wanting to switch to an identified supplier rather than provide switching functionality themselves.

         In comparing our activities to companies who are arguably similar in approach to ours, only three of them remain active. However, as an internet business, we are subject to the internet's rapidly changing business environment, technology, and standards. Further, the internet, particularly for information and shopping services such as the one we offer, is subject to rapid new product and service introductions.

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

Employees.
---------

     As of March 18, 2002, we employed 12 people. We believe that our relations with our employees are good.

Insurance.
---------

     We maintain property and liability coverage with various insurers. We believe that such coverage is adequate for our needs and customary for information service companies of comparable size and maturity.

REPORTS TO SECURITY HOLDERS.

         We will file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports (generally Forms 10-QSB, 10-KSB and 8-K), proxy statements and other information can be inspected and copied, at the Public Reference Room of the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at the Northeast Regional Office of the Commission located at 233 Broadway, New York, New York 10279 and at the Midwest Regional Office of the Commission located at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our Commission filings will also be available to the public from the Commission's web site at http://www.sec.gov.

ITEM 2 - DESCRIPTION OF PROPERTY.

     We maintain offices in several locations, including:

     . San Rafael, California (this lease expires on March 31, 2004) 711 Grand Avenue, Suite 210 San Rafael, CA 94902

     .  Reno, Nevada (this lease expires on March 31, 2004)
        1475 Terminal Way, #B
        Reno, NV  89502

        Our offices cover an aggregate of approximately 7,190 square feet. As of the date of this filing, required annual lease payments are: $166,900 for 2002, $186,850 for 2003 and $47,800 for 2004. In addition, we have offices provided by our employees in and around Dallas, Texas. No lease expense is required under arrangements with our employees.

ITEM 3 - LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 3, 2001, the Company held its Annual Meeting of Stockholders for stockholders of record on October 12, 2001.

         The stockholders elected three (3) Directors to the Company's Board of Directors. Set forth below are (i) the names of the persons elected to serve on the Company's Board of Directors until the 2002 Annual Meeting of Stockholders and until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

Name                       For          % For        Withheld   % Withheld
----                       ---          -----        --------   ----------

Stephen Klein          32,259,705      99.85%         48,010       0.15%

Gerald Alderson        32,259,705      99.85%         48,010       0.15%

Alexander Ellis III    32,259,505      99.85%         48,210       0.15%

         The stockholders also ratified the appointment of Grant Thornton LLP as the independent auditors of the Company for the fiscal year ended December 31, 2001. Set forth below are the results of said vote.

     For        % For    Against    % Against    Abstain    % Abstain
     ---        -----    -------    ---------    -------    ---------

 32,244,155    99.80%    61,410       0.19%       2,150       0.01%

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

                                                           Common Stock
                                                  ----------------------------
                                                    High Bid        Low Bid
                                                  ------------   -------------
February 26, 1999 through March 31, 1999.....        $ 7.25         $ 4.00
April 1, 1999 through June 30, 1999..........        $16.00         $ 5.50
July 1, 1999 through September 30, 1999......        $ 6.75         $ 2.40
October 1, 1999 through December 31, 1999....        $ 4.56         $ 1.03
January 1, 2000 through March 31, 2000.......        $ 4.00         $ 1.38
April 1, 2000 through June 30, 2000..........        $ 2.94         $ 0.38
July 1, 2000 through September 30, 2000......        $ 2.44         $ 0.91
October 1, 2000 through December 31, 2000....        $ 1.75         $ 0.52
January 1, 2001 through March 31, 2001.......        $ 0.72         $ 0.20
April 1, 2001 through June 30, 2001..........        $ 0.86         $ 0.17
July 1, 2001 through September 30, 2001......        $ 0.37         $ 0.05
October 1, 2001 through December 31, 2001....        $ 0.10         $ 0.03

         On March 11, 2002, the closing bid price as quoted by the OTC Electronic Bulletin Board for our common stock was $0.03. As of March 11, 2002, there were 70 holders of record of our common stock.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         This Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, identified by words like "estimate", "expects" and similar terms, are subject to various known and unknown risks and uncertainties, some of which are beyond our control. These include (i) the volatile and competitive nature of the Internet, (ii) changes in domestic economic, financial and electricity market conditions and (iii) the effect of federal and state regulation on our businesses and the electricity industry. Our actual results could differ materially from any anticipated in such forward-looking statements, and we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statement(s). For more information about the above referenced risks and uncertainties, please see the SEC filings of Wattage Monitor Inc., available from us upon request and/or from the SEC's web site at http://www.sec.gov/cgi-bin/srch-edgar.

         As of March 11, 2002, we had approximately $805,600 of cash in our accounts. At today's expenditure levels, that will carry us into the third quarter of 2002, assuming nominal revenue. The Report of Independent Certified
                                           -----------------------------------
Public Accountants issued by our auditors, Grant Thornton LLP, references doubt
------------------
about our ability to continue as a going concern. In its efforts to ensure the Company's continuing operations, Management has taken steps it believes are sufficient to provide the Company with the ability to continue in existence. Although we have substantially reduced our monthly operating expenditures and we expect our revenues to grow, we believe we will need to obtain additional financing in the next six months to cover our expenses as they will exceed revenue. We cannot be sure that we will be able to secure the financing we will require, or that it will be available on favorable terms.

         We receive fees from electricity suppliers for presenting residential and commercial consumers with information about electric rates and allowing consumers to order electricity from their chosen supplier. We make our electricity news and information available to partner web sites via a data-feed, and we may share revenue with these partner sites. We offer business services to industry participants through our ability to develop and host private label sites, assist with supplier marketing programs and provide customer service implementation (switching) functionality. Finally, we provide electric market research to electric utilities and others interested in this industry. We began to generate revenue during the first quarter of 2000, and although revenue has increased, the total revenue generated during the years ended December 31, 2000 and December 31, 2001 is not significant.

         By enrolling suppliers in the first half of 2000 we demonstrated the last of the three criteria we initially established as necessary to prove our business model: (a) creation of an information system; (b) demonstration that consumers use our system/service; and (c) electricity supplier participation. Our task now is to scale our business as competition spreads to generate sufficient revenue to cover our costs.

         The first step in scaling our business was to secure and maintain relationships with competing suppliers in territories with active competition. We are now focused on the logical next step in scaling our business: demonstrating our ability to generate significant revenue. While our revenue-generating transactions have grown in the past year, they remain less than our expenses. We continue pursuing additional ways to generate revenue.

         Our experience over the past several months, with both consumers interested in switching their electricity service and suppliers revising their strategies, has reflected a significant slowdown in the development of active residential competition. To try to adjust to this residential slowdown, we strengthened our small-medium size commercial switching activities. This directly influenced our staffing and resource allocation.

         On September 30, 2001, we implemented changes we believe were consistent with a less active competitive electricity market. We reduced our emphasis on the residential sector and increased our service to the commercial sector, all the while maintaining our ability to pursue a variety of web/technology driven and data-sharing revenue opportunities. The net effect of these changes was the reduction of our monthly expenditures, before depreciation and amortization, by more than 40%.

         Having opened to competition on January 1, 2002, the Texas electricity market represents our primary near term opportunity and will likely determine our viability. With active relationships with a majority of the state's competitive suppliers, we believe our market position is strong. However, supplier marketing and advertising activities, over which we have no control, is likely to determine if the Texas market will provide enough consumer switching to support our business.

Liquidity and Capital Resources
-------------------------------

         On a month-to-month basis our expenditures exceed our revenue. That is expected to continue for the remainder of the year and into 2003. Our existing cash resources will allow us to continue at our current activity level into the third quarter of 2002. Accordingly, our ability to continue as an operating entity will require additional financing. The only likely source of such financing, if it is available, will be through issuance of additional equity securities that will result in substantial dilution to current shareholders.

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 2001 VS. TWELVE MONTHS
-------------------------------------------------------------------------------
ENDED DECEMBER 31, 2000
-----------------------

         Revenue for 2001 rose more than 85% over 2000 revenue, from $33,830 to $63,204. An examination of our revenue sources - transaction fees earned when consumers switch electricity service through our site and fixed fees earned under our "Powered By WM" relationships - reveals that the revenue change was driven by our "Powered By WM" business. Launched in the fourth quarter of 2000, our "Powered By WM" business generated more than $60,000 in revenues for the year ended December 31, 2001, versus roughly $17,000 for 2000. Conversely, our transaction fees dropped from almost $15,000 in 2000 to less than $2,500 for 2001. This decline in transaction fees was driven primarily by the market factors discussed herein, including reduced marketing and sales activities by competitive electricity suppliers in the second half of 2001, and the slower than anticipated development of electricity competition in a number of states.

         Operating expenditures were consistent with our plans for both twelve-month periods. Our year 2000 operating expenditures were $4,747,921, or $395,660 per month, while our 2001 operating expenditures were $4,124,561, or $343,713 per month - both within our anticipated range of $350,000 to $400,000. While our spending was generally consistent over both years, our business worked through quite different experiences in 2000 and 2001. After securing active supplier participation in the first half of 2000, we spent substantial resources in the second half of the year preparing our business to take advantage of our market position as additional states stood ready to open to electricity competition in 2001. Late 2000 and early 2001 saw higher than anticipated monthly spending, driven by our expectation that certain deregulated and deregulating electricity markets would experience a strong increase in market activity and consumer switching. As we operated into the middle of 2001, those circumstances did not materialize and we began adjusting our operations accordingly. Consequently, 2000 was a generally building year, while 2001 was a year generally spent reducing our activities to meet market conditions.

         Monthly expenditures of our operations group averaged approximately $51,800 in 2001, vs. an average of approximately $89,400 in 2000. This roughly 42% reduction was driven by the savings associated with supporting our toll free 1-888-WATTAGE service in-house since the beginning of 2001 and the net beneficial impact of staffing changes to support changing market circumstances.

         Year vs. year monthly system development expenditures were virtually unchanged, at approximately $77,100 in 2001 and approximately $77,300 in 2000. This result was predominantly driven by roughly equivalent spending during both late-2000 and early-2001 to increase staffing and hardware/software to support our developing "Powered By WM" business and prepare our systems to leverage the data-feed and content value of our proprietary retail electricity rate information.

         Expenditures supporting our marketing efforts averaged approximately $70,300 per month in 2001, vs. an average of approximately $61,200 per month in 2000. This increase of roughly 15% was due to the cost of our adding senior level expertise to our sales and marketing efforts outweighing the impact of reduced consumer program spending in response to changing market conditions. Included in all of 2001, but only partially in the last quarter of 2000, are the salary and expenses of a senior sales person focused exclusively on our "Powered By WM" opportunities and a vice president of marketing focused on leveraging our supplier relationships to maximize higher revenue commercial switching activity through our service.

         Monthly general and administrative expenses decreased roughly 24% from approximately $139,400 in 2000 to approximately $105,700 in 2001. This change was largely the result of two factors: (i) reduction in overhead associated with our September 30, 2001 staffing and resource allocation changes, and (ii) lower professional fees due to no 2001 financing activities. Depreciation and amortization expense averaged approximately $38,800 for the year ended December 31, 2001, vs. approximately $28,400 per month for 2000. This roughly 36% increase was substantially the result of amortization of development costs related to the latest release/version of our web site, WM v3.0.

         Net interest and dividend income was $138,511 in 2001, up 90% from $72,762 in 2000 as a result of higher cash balances in our interest bearing accounts. A loss on disposal of assets of $46,008 resulted from our September 30, 2001 staffing and resource allocation changes.

ITEM 7 - FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

Board of Directors
Wattage Monitor Inc.

We have audited the accompanying balance sheet of Wattage Monitor Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from inception (July 1, 1997) through December 31, 2001 and for the years ended December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wattage Monitor Inc. as of December 31, 2001, and the results of its operations and its cash flows for the period from inception (July 1, 1997) through December 31, 2001 and for the years ended December 31, 2000 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company incurred a net loss of $4,013,346 during the year ended December 31, 2001, and as of that date has been unable to generate significant revenue or secure additional financing. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Reno, Nevada
January 30, 2002

                              Wattage Monitor Inc.
                          (a development stage company)

                                  BALANCE SHEET

                                December 31, 2001

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $    1,390,320
  Accounts receivable                                                    21,152
  Prepaid expenses                                                       75,636
                                                                 --------------
           Total current assets                                       1,487,108
                                                                 --------------

PROPERTY AND EQUIPMENT, net                                             801,355
                                                                 --------------

OTHER ASSETS
  Patents and trademarks                                                 37,161
  Deposits                                                               18,626
                                                                 --------------
             Total other assets                                          55,787
                                                                 --------------

                                                                 $    2,344,250
                                                                 --------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                             $       20,772
    Accrued liabilities                                                  80,175
                                                                 --------------
             Total current liabilities                                  100,947
                                                                 --------------
                                                                             --
COMMITMENTS                                                      --------------

STOCKHOLDERS' EQUITY
  Preferred stock, Series B, convertible; $0.01 par value,
    5,000,000 shares authorized, no shares
    issued and outstanding
  Common stock, $0.01 par value, 75,000,000 shares
    authorized, 44,396,520 shares issued and
    outstanding                                                         443,966
  Additional paid-in capital                                         18,828,253
  Note receivable received from the sale
    of common stock                                                    (720,500)
  Deficit accumulated during the development stage                  (16,308,416)
                                                                 --------------
    Total stockholders' equity                                        2,243,303
                                                                 --------------

                                                                 $    2,344,250
                                                                 ==============

         The accompanying notes are an integral part of this statement.

                              Wattage Monitor Inc.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                   from Inception
                                                       Year Ended December 31,                    (July 1, 1997) to
                                                      2000                2001                    December 31, 2001
                                            -----------------          ----------------          ------------------

Revenue                                          $     33,830              $     63,204              $       97,034

Operating expenses
   Operations                                    $  1,072,383              $    621,164              $    3,156,632
   System development                                 927,004                   925,388                   2,998,797
   Marketing                                          734,029                   843,817                   2,846,020
   General and administrative                       1,673,248                 1,312,555                   4,846,172
   Depreciation and amortization                      341,257                   466,129                   1,001,630
                                                 ------------              ------------              --------------

     Net loss from operations                     (4,714,091)               (4,105,849)                (14,752,217)
                                                 ------------              ------------              --------------

Other income (expense)
  Interest expense                                    (8,124)                         -                 (1,832,421)
  Interest and dividend income                         80,886                   138,511                     337,549
  Loss on disposal of assets                                -                  (46,008)                    (61,327)
                                                 ------------              ------------              --------------
                                                       72,762                    92,503                 (1,556,199)
                                                 ------------              ------------              --------------

     NET LOSS                                    $(4,641,329)              $(4,013,346)              $ (16,308,416)
                                                 ============              ============              ==============

Basic and diluted
  loss per common share                          $     (0.34)              $     (0.09)              $       (0.92)
                                                 ============              ============              ==============

Weighted average number of
  common shares outstanding                        13,836,659                44,396,520                  17,721,912
                                                 ============              ============              ==============

        The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Class I              Class II                  Series A                  Series B
                                    Membership Units       Membership Units           Preferred Stock           Preferred Stock
                                   -----------------       ----------------           ---------------          ----------------
                                    Units     Amount       Units      Amount         Shares      Amount         Shares     Amount
----------------------------------------------------------------------------------------------------------------------------------

Inception, July 1, 1997                  -  $       -           -     $      -            -     $    -              -     $    -
Issuance of membership
    units                        5,000,000    450,000           -            -            -          -              -          -
Net loss                                 -          -           -            -            -          -              -          -

----------------------------------------------------------------------------------------------------------------------------------
Balances,
    December 31, 1997            5,000,000    450,000           -            -            -          -              -          -
Issuance of membership
    units, net offering cost             -          -     666,667      949,710            -          -              -          -
Beneficial conversion
    feature on debt                      -          -           -            -            -          -              -          -
Amortization of
    discount on debt                     -          -           -            -            -          -              -          -
Net loss                                 -          -           -            -            -          -              -          -
Recapitalization                (5,000,000)  (450,000)   (666,667)    (949,710)           -          -              -          -

----------------------------------------------------------------------------------------------------------------------------------
Balances,  December 31, 1998             -  $       -           -    $       -            -     $    -              -     $    -

==================================================================================================================================

                                                                                                            Deficit
                                                                                                          Accumulated
                                                              Add'l     Note Receivable     Unamortized    During the
                                       Common Stock          Paid-In       Issued for        Discount     Development
                                       ------------
                                      Shares    Amount       Capital     Common Stock         on Debt      Stage            Total
----------------------------------------------------------------------------------------------------------------------------------

Inception, July 1, 1997                    -   $     -   $         -       $         -      $        -   $          -   $        -
Issuance of membership
    units                                  -         -             -                 -               -              -      450,000
Net loss                                   -         -             -                 -               -      (177,935)    (177,935)

-----------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1997                -         -             -                 -               -      (177,935)      272,065
Issuance of membership
    units, net offering cost               -         -             -                 -               -              -      949,710
Beneficial conversion
    feature on debt                        -         -       880,000                 -       (880,000)              -            -
Amortization of discount on debt           -         -             -                 -         495,000              -      495,000
Net loss                                   -         -             -                 -               -    (2,591,399)  (2,591,399)
Recapitalization                   7,500,000    75,000     1,324,710                 -               -              -            -

-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998        7,500,000   $75,000   $ 2,204,710       $         -      $(385,000)   $(2,769,334)  $ (874,624)

===================================================================================================================================

                         The accompanying notes are an integral part of these statements.

                              Wattage Monitor Inc.
                          (a development stage company)

             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT Continued)

                                Class I             Class II                Series A                  Series B
                           Membership Units     Membership Units        Preferred Stock           Preferred Stock
                          -----------------     ----------------        ----------------          -----------------
                          Units     Amount       Units    Amount        Shares   Amount         Shares     Amount

-------------------------------------------------------------------------------------------------------------------
Sale of common stock         -      $    -          -     $    -            - $       -                -   $     -
Exercise of stock options    -           -          -          -            -         -                -         -
Conversion of debt to
   common stock              -           -          -          -            -         -                -         -
Acquisition of
  Wattage Monitor Inc. -
  net of offering costs      -           -          -          -    1,000,000    10,000                -         -
Beneficial conversion
  feature on debt            -           -          -          -            -         -                -         -
Amortization of
  discount on debt           -           -          -          -            -         -                -         -
Exercise of warrants         -           -          -          -            -         -        3,500,000    35,000
Conversion of preferred
  stock to common stock      -           -          -          -  (1,000,000)  (10,000)                -         -
Net loss                     -           -          -          -            -         -                -         -

-------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999  -      $    -          -     $    -            - $       -        3,500,000   $35,000

===================================================================================================================


                                                                                                     Deficit
                                                                                                    Accumulated
                                                         Add'l        Note Receivable  Unamortized  During the
                                      Common Stock      Paid-In        Issued for        Discount   Development
                                      ------------
                                    Shares    Amount    Capital       Common Stock        on Debt      Stage     Total
----------------------------------------------------------------------------------------------------------------------------
Sale of common stock                707,366  $   7,074  $    700,292  $          -     $       -    $       -    $  707,366
Exercise of stock options            14,100        141        13,959             -             -            -        14,100
Conversion of debt to
  common stock                    3,075,054     30,751     1,456,829             -             -            -     1,487,580
Acquisition of Wattage Monitor Inc.
  - net of offering costs           250,000      2,500     2,806,784             -             -            -     2,819,284
Beneficial conversion
  feature on debt                         -          -       880,000             -     (880,000)            -             -
Amortization of
  discount on debt                        -          -             -             -     1,265,000            -     1,265,000
Exercise of warrants                      -          -     3,465,000             -             -            -     3,500,000
Conversion of preferred
  stock to common stock           1,000,000     10,000             -             -             -            -             -
Net loss                                  -          -             -             -             -  (4,884,407)   (4,884,407)

----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999      12,546,520  $ 125,466  $ 11,527,574  $          -     $       - $(7,653,741)    $4,034,299

============================================================================================================================


              The accompanying notes are an integral part of these statements.

                                     WATTAGE MONITOR INC.
                                 (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT Continued)

                                Class I             Class II                Series A               Series B
                           Membership Units     Membership Units        Preferred Stock        Preferred Stock
                          -----------------     ----------------        ----------------       -----------------
                          Units     Amount       Units    Amount        Shares  Amount         Shares     Amount

-----------------------------------------------------------------------------------------------------------------

Sale of common stock          -      $   -           -    $  -             -    $    -               -  $      -

Conversion of preferred
  stock to common stock       -          -           -       -             -         -     (3,500,000)   (35,000)

Compensation expense
  on option grants            -          -           -       -             -         -               -          -

Net loss                      -          -           -       -             -         -               -          -

-----------------------------------------------------------------------------------------------------------------

Balances, December 31, 2000   -      $   -           -    $  -             -    $    -     (3,500,000)  $(35,000)

=================================================================================================================

Compensation expense
  on option grants            -          -           -       -             -         -               -          -

Net loss                      -          -           -       -             -         -               -          -

-----------------------------------------------------------------------------------------------------------------

Balances, December 31, 2001   -      $   -           -    $  -             -    $    -               -          -

=================================================================================================================

                                                                                                     Deficit
                                                                                                   Accumulated
                                                      Add'l       Note Receivable  Unamortized      During the
                                  Common Stock        Paid-In       Issued for       Discount      Development
                                 --------------
                                 Shares    Amount      Capital      Common Stock      on Debt        Stage         Total
----------------------------------------------------------------------------------------------------------------------------

Sale of common stock         28,350,000  $ 283,500   $  7,218,864    $ (720,500)     $      -          $     -   $ 6,781,864

Conversion of preferred
    stock to common stock     3,500,000     35,000              -              -            -                -             -

Compensation expense
    on option grants                  -          -         37,323              -            -                -        37,323

Net loss                              -          -              -              -            -      (4,641,329)   (4,641,329)

----------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2000  44,396,520  $ 443,966   $ 18,783,761    $ (720,500)     $      -   $ (12,295,070)   $ 6,212,157

============================================================================================================================

Compensation expense
    on option grants                  -          -         44,492              -            -                -        44,492

Net loss                              -          -              -              -            -      (4,013,346)   (4,013,346)

----------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 2001  44,396,520  $ 443,966   $ 18,828,253    $ (720,500)     $      -   $ (16,308,416)   $ 2,243,303

============================================================================================================================

               The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                               Cumulative
                                                                                             from Inception
                                                         Year ended December 31,            (July 1, 1997) to
                                                      2000                   2001           December 31, 2001
                                                 ---------------        ---------------     ------------------
Cash flows from operating activities:
   Net loss                                      $  (4,641,329)         $  (4,013,346)      $    (16,308,416)
                                                 ---------------        ---------------     ------------------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Write off of software license                            -                      -                184,875
     Loss on disposal of assets                               -                 46,008                 61,327
     Amortization of discount on debt                         -                      -              1,760,000
     Depreciation and amortization                      341,257                466,129              1,001,630
     Non-cash stock compensation                         37,323                 44,492                 81,815
     Changes in:
       Accounts receivable                             (21,502)                    350               (21,152)
       Prepaid expenses                                (28,903)               (17,077)               (75,635)
       Other assets                                    (21,476)                (2,364)               (59,607)
       Accounts payable                                 335,491              (744,543)              (220,549)
       Accrued liabilities                               31,199                  1,940                 80,175
       Accrued interest                                   8,124                (8,124)                 62,580
                                                 ---------------        ---------------     ------------------
         Total adjustments                              681,513              (213,189)              2,855,459
                                                 ---------------        ---------------     ------------------
         Net cash used in operating activities      (3,959,816)            (4,226,535)           (13,452,957)
                                                 ---------------        ---------------     ------------------

Cash flows from investing activities:
   Acquisitions of property and equipment             (529,714)              (232,202)            (1,804,047)
                                                 ---------------        ---------------     ------------------

Cash flows from financing activities:
   Deferred offering costs                                    -                      -                      -
   Issuance of membership units                               -                      -              1,399,710
   Issuance of notes payable to related parties         757,000                      -              2,486,000
   Payments on notes payable to related parties       (757,000)                      -            (1,061,000)
   Acquisition of Wattage Monitor, Inc.                       -                      -              2,819,284
   Common stock issued                                6,781,864                      -              7,489,230
   Series B preferred stock warrants exercised                -                      -              3,500,000
   Stock options exercised                                    -                      -                 14,100
                                                 ---------------        ---------------     ------------------
         Net cash provided by
         financing activities                         6,781,864                      -             16,647,324
                                                 ---------------        ---------------     ------------------

       NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                      2,292,334            (4,458,737)              1,390,320
Cash and cash equivalents beginning of period         3,556,723              5,849,057                      -
                                                 ---------------        ---------------     ------------------
Cash and cash equivalents end of period          $    5,849,057         $    1,390,320      $       1,390,320
                                                 ---------------        ---------------     ------------------

Supplemental disclosure of non-cash
investing and financing activities:
   Software license agreement and development
   costs included in accounts payable            $            -         $            -      $         373,129
                                                 ---------------        ---------------     ------------------

   Notes payable converted to common stock       $            -         $            -      $       1,487,580
                                                 ===============        ===============     ==================

   During the year ended December 31, 2000, notes receivable of $720,500 were received as partial payment for 2,750,000 shares of common stock.

        The accompanying notes are an integral part of these statements.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

1.   ORGANIZATION AND NATURE OF BUSINESS
     -----------------------------------

         WattMonitor LLC was organized by its members on July 1, 1997 in Delaware. On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation), "the Company" acquired all of the membership units of WattMonitor LLC. For accounting purposes, the acquisition is treated as a recapitalization with WattMonitor LLC as the acquirer (a reverse acquisition). The financial statements give retroactive effect to the conversion of members' equity into common stock to reflect the recapitalization. The Company is a development stage enterprise and plans to provide electrical rate information to commercial and residential consumers nationwide. Revenue comes primarily from: (i) referral fees and commissions charged to electricity suppliers who offer their products and service through the Company, and (ii) business services provided to industry participants through the Company's ability to develop and host private label web sites, assist with supplier marketing programs and provide customer service implementation (switching) software functionality in states with competition.

2.   REVENUE RECOGNITION
     -------------------

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

         In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company's revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

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

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS - (Continued)

5.   INCOME TAXES
     ------------
         Through February 26, 1999, the Company was not subject to income tax. Income was taxed directly to its members. Accordingly, no provision has been made for federal income tax. Further, because losses incurred have been reported by the members, no operating losses are available to offset future income.

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

         The Company intends to provide its information services principally over the internet through both licensed and custom software. No licensee fees were paid in 2000 or 2001. In addition, the Company capitalized third party payments for software customization of approximately $84,000 and $61,000 for the years ended December 31, 2000 and 2001, respectively. The Company capitalized internally incurred customization costs of $282,000 and $160,000 for the years ended December 31, 2000 and 2001, respectively.

7.   PATENTS AND TRADEMARKS
     ----------------------

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

8.   ADVERTISING
     -----------

         The Company expenses advertising costs as incurred. Advertising expense was $32,355 for 2000 and $5,534 for 2001.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS - (Continued)

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

11.   RECLASSIFICATION
      ----------------

         Certain reclassifications have been made to the December 31, 2000 financial statements to conform with the December 31, 2001 presentation, which have no effect on income.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------

         The fair value of financial instruments approximates their carrying amounts.

13.   DISCOUNT ON DEBT
      ----------------

         Costs incurred in connection with the issuance of debt are amortized over the expected life of the debt. The Company also records a discount on its debt for instruments issued with beneficial conversion features. Such discount is amortized over the term of the debt using the effective interest method.

14.   BASIC AND DILUTED LOSS PER SHARE
      --------------------------------

         Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic loss per share is computed using the weighted average number of common shares outstanding, net of shares subject to repurchase, during the period. Retroactive effect was given to common shares issued to members of WattMonitor LLC upon completion of the recapitalization. Dilutive loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation as their effect is antidilutive. Common stock equivalent shares consisted of convertible preferred stock, warrants and stock options. (See Notes E and F).

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS - (Continued)

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

         In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposition of Long Lived Assets. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effect of Disposals on a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a business segment. This statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of business to be disposed of. The provisions of this Statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. We are currently evaluating the impact of the adoption of SFAS 144 but do not expect its impact to be material to the Company's financial position or results of operations.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE B - REALIZATION OF ASSETS

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued during the unaudited quarter ended March 31, 2002. In addition, the Company has used rather than provided, cash in its operations. At December 31, 2001, the Company does not have cash sufficient to support operations for a full year.

         In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which is in turn dependent upon the Company's ability to generate significant revenue or obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         In its efforts to ensure the Company's continuing operations, Management has taken steps it believes are sufficient to provide the Company with the ability to continue in existence. Management has substantially reduced the Company's operating expenditures, enhanced the Company's market position and begun pursuing additional financing opportunities. Specifically, over the past six months, the Company has reduced its monthly operating expenditures by approximately 40% while maintaining its ability to pursue its primary revenue generating opportunities. While the circumstances positively affect the Company's ability to continue operations, the Company believes it must obtain additional financing to operate through the next twelve months. There is no assurance that such financing will be available or available at terms acceptable to the Company.

NOTE C - RELATED PARTY TRANSACTIONS

         During 2000, the Company purchased approximately $4,900 of equipment from Kirshenbaum, Bond & Partners, the principals of which have an ownership interest in the Company; a former partner is also a director of the Company.

         During the fourth quarter of 2000, certain stockholders and related entities loaned the Company $757,000 with interest payable at 12% per annum. The notes were repaid prior to year-end. In connection with these notes, the Company issued warrants to the stockholders to purchase 497,795 shares of common stock at $0.272 per share, exercisable immediately.

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE D - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2001:


                                                                                  Lives
                                                                           -------------

                       Furniture and equipment                245,150        5-7 years
                                      Software              1,355,498          3 years
                                                    -------------------
                                                            1,600,648
                 Less accumulated depreciation
                              And amortization               (799,293)
                                                    -------------------

                                                            $ 801,355
                                                    ===================

NOTE E - STOCKHOLDERS' EQUITY (DEFICIT)

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

NOTE E - STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

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

         In December 2000, 25,600,000 shares of our common stock were issued for $6,963,200 ($0.272 per share) under a Stock Purchase Agreement entered into on November 28, 2000. Also, in December 2000, 2,750,000 shares of common stock were issued to certain stockholders under a Stock Purchase Agreement entered into on December 22, 2000 for a combination of cash and notes receivable totaling $748,000 ($0.272 per share).

         In connection with certain debt issued in the fourth quarter of 2000, warrants to purchase 497,795 shares of common stock at $0.272 share were issued.

         The 2,750,000 shares issued to certain stockholders are subject to the Company's right to repurchase them, exercisable solely at its discretion, at the price at which they were sold if a purchasing employee's employment is terminated for any reason before the end of the repurchase period. The Company can repurchase a percentage of the purchaser shares equal to a fraction, the numerator which is the difference between the repurchase period and the number of whole months passed since the date of the Purchase Agreement and the denominator of which shall be the repurchase period. The repurchase period was 48 months for one employee who purchased 2,500,000 shares. The repurchase period was 12 months for the remaining two employees who purchased an aggregate of 250,000 shares. Generally accepted accounting principles require that stock issued in exchange for a non-recourse note be treated as a stock option and be accounted for accordingly.

The shares subject to repurchase are as follows:
                          As of December 31, 2001                  1,875,000
                                             2002                  1,250,000
                                             2003                    625,000

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE F - CONTINGENT MEMBERSHIP INTERESTS/STOCK OPTIONS

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

         The Company has adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options.

         The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2000 and 2001: dividend yield of 0.0%, expected volatility of 150%, risk free interest rate of 6.0% and 2.2% respectively, and an expected holding period from three to four years.

         The weighted-average fair value of options granted during the year ended December 31, 2001 was $0.24. Options vest over either 36 or 48 months, with certain board member options vesting immediately upon grant.

         Based on these assumptions and taking into account the related compensation expense, the Company's results would have been as follows:

                                                       2001          2000
                                                  ----------------------------
                Net loss:
                    As reported                     4,013,346      4,641,329
                    Pro forma                       5,590,231      4,930,349
                Net loss per share:
                    As reported                          0.09           0.34
                    Pro forma                            0.13           0.36

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE F - CONTINGENT MEMBERSHIP INTERESTS/STOCK OPTIONS - (CONTINUED)

         Presented below is a summary of the status of the stock options after giving retroactive effect to the recapitalization.

                                                          Weighted
                                                          Average
                                                          Exercise
                                                           Price
                                                       -------------
Balance at December 31, 1997             225,000           $ 1.00
     Granted                             621,300             1.00
     Forfeited/expired                     (450)             1.00
Balance at December 31, 1998             845,850             1.00
     Granted                             214,600             3.49
     Forfeited/expired                  (66,200)             1.10
     Exercised                          (14,100)             1.00
Balance at December 31, 1999             980,150             1.54
     Granted                           4,892,050             0.36
     Forfeited/expired                  (89,500)             1.76
Balance at December 31, 2000           5,782,700             0.44
     Granted                           1,600,500             0.27
     Forfeited/expired                 (506,000)             0.99

Balance at December 31, 2001           6,877,200           $ 0.44
                                     -------------      ---------------

                                                     Weighted                     Weighted
                       Range of                      Average                       Average
                       Exercise       Options      Contractual      Options        Exercise
                        Prices      Outstanding       Life        Exercisable       Price
                    ---------------------------------------------------------------------------
December 31, 2000    Up to $1.00      5,430,600       9.62          655,469          0.50

                     1.22 - 2.50        215,600       9.20           44,748          1.78

                     3.13 - 3.78         40,000       8.75           16,667          3.50

                     3.79 - 4.50         62,500       8.74           60,833          4.47

                     6.13 - 7.87         34,000       8.23           15,250          6.23
                                  -------------------------------------------------------------
                                      5,782,700       9.58          792,967          0.44
                                  -------------------------------------------------------------

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE F - CONTINGENT MEMBERSHIP INTERESTS/STOCK OPTIONS - (CONTINUED)

                                                        Weighted                            Weighted
                      Range of                           Average                            Average
                      Exercise          Options        Contractual        Options           Exercise
                       Prices         Outstanding         Life          Exercisable          Price
                   --------------------------------------------------------------------------------------
December 31, 2001   Up to $1.00         6,628,600         8.74            4,071,830          0.36

                    1.25 - 2.50           177,600         8.17               82,804          1.83

                    3.13 - 3.78            40,000         7.75               30,000          3.50

                       4.50                30,000         7.75               30,000          4.50

                    6.13 - 7.87             1,000         7.45                  646          7.87
                                    ---------------------------------------------------------------------

                                        6,877,200         8.71            4,215,280          0.44
                                    ---------------------------------------------------------------------

NOTE G - EMPLOYEE BENEFIT PLANS

         The Company adopted a 401(k) retirement plan (the "plan") effective January 1, 1998, which provides for employee salary deferrals limited to 25% of a participant's compensation and for discretionary Company contributions. The plan year ends on December 31st. The plan covers employees who have completed one month of service and have attained the minimum age requirement, as defined in the plan. The Company made no contributions in 2000 or 2001.

NOTE H - LEASE COMMITMENTS

         The Company leases its office space and certain computer equipment under non-cancelable operating leases, which expire through 2004. The Company has options to extend the leases for additional lease periods. Total rent expense for the years ended December 31, 2000 and 2001 was $128,772 and $178,087, respectively.

         The following is a schedule of the future minimum lease payments under the operating leases, as of December 31, 2001:

                         2002                               $ 166,900
                         2003                                 186,850
                         2004                                  47,800
                                                         -------------

        Net minimum lease payments                          $ 401,550
                                                         =============

                              WATTAGE MONITOR INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE I - INCOME TAXES

         No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through December 31, 2001.

         The following table sets forth the primary components of deferred tax assets:

                  Net operating loss carryforwards                 $  4,389,500
                  Difference between book and tax basis
                      of property                                       150,000
                  Nondeductible reserves                                 10,500
                                                                  -------------
                  Gross deferred tax assets                           4,550,000
                  Valuation allowance                              (  4,550,000)
                                                                  -------------

                                                                   $          -
                                                                  -------------

         At December 31, 2001, the Company fully reserved its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At December 31, 2001, the Company had approximately $13 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2012. The utilization of the net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE J - EMPLOYMENT CONTRACT

         The Company has an employment contract with its President. The agreement continues until terminated by the individual or the Company, and provides for severance payments under certain circumstances. Effective January 1, 2002, Mr. Alderson's base salary was reduced to $100,000 per year from $150,000 per year, and is subject to an annual adjustment at the discretion of our board of directors. Under the terms of the agreement, Mr. Alderson is eligible to receive a bonus for services rendered, subject to the discretion of our board of directors. In the event we terminate Mr. Alderson's employment for any reason other than "for cause", then Mr. Alderson will be entitled to receive a lump sum termination payment equal to two years' base salary. In conjunction with the agreement to reduce his compensation to $100,000 per year, the $200,000 severance payment to Mr. Alderson was funded. The funds are under his control. The $200,000 severance payment was expensed in the first quarter of 2002.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth certain information with respect to our directors and executive officers as of December 31, 2001:

Name                              Age       Company Position and Offices Held
---------------------------       ---       -----------------------------------------------------
Stephen D. Klein                   42       Chairman of the Board of Directors
Gerald R. Alderson                 55       President,   Chief  Executive   Officer  and Director
Alexander Ellis III                52       Secretary and Director
Jeffrey I. Halpern                 37       Vice President - Marketing
Christopher M. Hardage             34       Vice President - Technology

         Stephen D. Klein, age 42, is the Chairman of the Board and a founder of Wattage Monitor. He is not an employee. Presently, Mr. Klein serves as Chief Executive Officer and Director of ActiveBuddy, Inc., a software firm developing technology for the creation and deployment of interactive agents. Since 1987, he has served as founder/chairman of iballs internet media, presently Avenue A/NYC, which he sold to Avenue A Inc. (NASDAQ: AVEA) in September 1999. From 1987-1999, he served as a Managing Partner and Director of Media and Interactive Services of Kirshenbaum Bond & Partners, one of the country's most successful independent advertising agencies. Mr. Klein has a B.A. in English from Columbia University.

         Gerald R. Alderson, age 55, is a founder and President of Wattage Monitor. Between 1982 and the founding of Wattage Monitor in mid-1997, Mr. Alderson held a variety of positions with Kenetech Corporation, including as its President and Chief Executive Officer. He received his B.A. from Occidental College and his M.B.A. from Harvard University Graduate School of Business Administration.

         Alexander Ellis III, age 52, has served as a Vice President for the Company since it was founded in mid-1997, and is currently the Company's Secretary. From 1990 until joining the Company, he held a number of management positions at Kenetech Corporation, including as its Vice President of Marketing. Between 1989 and 1990, he was Vice President Corporate Accounts at Knoll International, Inc. Mr. Ellis is a member of RockPort Partners, LLC, a small merchant banking firm and RockPort Capital Partners, LLC, a private equity fund focused on energy and environmental technologies. Mr. Ellis received his B.A. from Colorado College and his Masters in Public and Private Management from the Yale School of Organization and Management.

         Jeffrey I. Halpern, age 37, has served as Vice President of Marketing for the Company since March of 2001. From February 1999 until joining the Company, Mr. Halpern was Director of Marketing for the Archway-Mother's Cookie Companies, the third largest cookie company in the U.S. For two years prior to that, Mr. Halpern was Vice President of Swinglab LLC, maker of the world's first automated golf training system. From September of 1995 through September of 1997, Mr. Halpern managed retail market launches for Pacific Bell Mobile Services. Throughout his career, he has held a variety of marketing and finance positions with major consulting, technology and consumer packaged goods companies. Mr. Halpern received his A.B. from Brown University and his M.B.A. from the Stanford University Graduate School of Business.

         Christopher M. Hardage, age 34, has served as Vice President - Technology for Wattage Monitor since December of 2001, and before that served as a Senior Web Developer since joining Wattage Monitor in April of 2000. As a Principal Consultant for Oracle Corporation from February of 1995 until joining the Company, Mr. Hardage focused on the creation and implementation of web-based business solutions. Prior to serving with Oracle Corporation, Mr. Hardage was a Systems Engineer for Electronic Data Systems. Mr. Hardage received his B.S. in Physics from Texas Christian University.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

         During the last five years, none of the directors, executive officers or control persons of Wattage Monitor have been:

         .  A party to a bankruptcy proceeding;

         .  Convicted in a criminal proceeding;

         . Subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         . Found to have violated a federal or state securities or commodities law.
                                       40

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

         To the Company's knowledge, all directors, officers and beneficial owners of more than 10% of any class of the Company's registered equity securities, filed all reports required of Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ending December 31, 2001, with the exception of the following:


                                     Number of        Number of Transactions Not
Name                              Late Reports        Reported on a Timely Basis
---------------------------------------------------------------------------------

Gerald R. Alderson (1), (2)                  4                                 5

Stephen D. Klein (1)                         3                                 4

Alexander Ellis, III (1)                     3                                 3

Vicki L. Center (1), (3)                     2                                 5

John D. Westfield (1), (3)                   2                                 2

Robert E. Forrest (1)                        1                                 2

Jeffrey I. Halpern (3)                       1                                 2


         (1) The named officer, director or greater than 10% shareholder, as applicable, did not file a Form 4 (Statement of Changes in Beneficial Ownership) with respect to stock options and or warrants received. However, the named individual subsequently late filed a Form 5 (Annual Statement of Changes in Beneficial Ownership) in January of 2002.

         (2) Mr. Alderson did not file a Form 4 (Statement of Changes in Beneficial Ownership) with respect to his transfer of 150,000 shares of his restricted common stock to settle a Placement Agent dispute on behalf of the company. However, Mr. Alderson subsequently late filed a Form 5 (Annual Statement of Changes in Beneficial Ownership) in January of 2002.

         (3) The named officer, director or greater than 10% shareholder, as applicable, did not file a Form 3 (Initial Statement of Beneficial Ownership). However, the named individual subsequently late filed a Form 5 (Annual Statement of Changes in Beneficial Ownership) in January of 2002.

ITEM 10 - EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE.

         The following table sets forth all compensation awarded to our Chief Executive Officer and our other executive officers in fiscal years 2001, 2000 and 1999:


                                                               Annual                       Long Term
                                                            Compensation               Compensation Awards
                                                            ------------               -------------------
Name and Principal Position                 Year               Salary             Securities Underlying Options
--------------------------------------      ----               ------             -----------------------------
Gerald R. Alderson....................      2001              $ 150,000                       10,000
    President, Chief Executive              2000              $ 150,000                       10,000
    Officer and Director                    1999              $ 150,000                       10,000

Vicki L. Center (1)...................      2001              $ 136,550                          ---
    Vice President - Marketing              2000              $ 140,000                      375,000
                                            1999              $ 140,000                          ---

Alexander Ellis, III..................      2001              $  96,750                       10,000
    Vice President - Strategic              2000              $ 125,000                      210,000
    Development                             1999              $ 125,000                       10,000

Robert E. Forrest (2).................      2001              $ 135,000                          ---
    Vice President - Operations             2000              $ 100,000                      375,000
                                            1999              $  90,000                          ---

Jeffrey I. Halpern....................      2001              $ 144,600                    1,500,000
    Vice President - Marketing


     (1)  Ms. Center was not reappointed as an executive officer for 2002.
     (2) Mr. Forrest resigned his position as an executive officer and employee of the Company on March 14, 2002.

OPTION GRANTS IN 2001.

         Set forth below is information on grants of stock options for our executive officers for the fiscal year ended December 31, 2001.


                                                           Individual Grants
                                   ------------------------------------------------------------------
                                       Number of        % of Total
                                      Securities      Options Granted
                                       Underlying      to Employees        Exercise        Expiration
Name                                 Options Granted      in 2000       Price per Share       Date
-------------------------------    -----------------  ---------------   ---------------    ----------

Gerald R. Alderson
    Granted Dec. 2001 (1)......          10,000            10.0%            $ 0.05          12/03/11

Alexander Ellis, III
    Granted Dec. 2001 (1)......          10,000            10.0%            $ 0.05          12/03/11


     (1) Options were granted on December 3, 2001 and were fully exercisable on December 4, 2001.

AGGREGATED OPTION EXERCISES IN 2001 AND YEAR END OPTION VALUES.

         Set forth below is information with respect to the stock options held by our executive officers at December 31, 2001.


                                                                    Number of                    Value of
                                                              Securities Underlying             Unexercised
                                 Shares                        Unexercised Options         In-The-Money Options
                                Acquired        Value         at December 31, 2001         at December 31, 2001
Name                           on Exercise     Realized      Exercisable/Unexercisable    Exercisable/Unexercisable
---------------------------    -----------     --------      ------------------------------------------------------

Gerald R. Alderson.........        ---           ---               30,000 / 0                    $ 0 / $ 0

Vicki L. Center............        ---           ---            193,750 / 306,250                $ 0 / $ 0

Alexander Ellis, III.......        ---           ---            342,500 / 187,500                $ 0 / $ 0

Robert E. Forrest..........        ---           ---            193,750 / 306,250                $ 0 / $ 0

Jeffrey I. Halpern.........        ---           ---           367,500 / 1,132,500               $ 0 / $ 0


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

         Effective January 1, 2002, Mr. Alderson's base salary was reduced to $100,000 per year from $150,000 per year, and is subject to an annual adjustment at the discretion of our board of directors. Under the terms of the agreement, Mr. Alderson is eligible to receive a bonus for services rendered, subject to the discretion of our board of directors. In the event we terminate Mr. Alderson's employment for any reason other than "for cause", then Mr. Alderson will be entitled to receive a lump sum termination payment equal to two years' base salary. In conjunction with the agreement to reduce his compensation to $100,000 per year, the $200,000 severance payment to Mr. Alderson was funded. The funds are under his control. The $200,000 severance payment was expensed in the first quarter of 2002.

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

         Effective upon his joining the Company in March of 2001, the Company entered into a severance arrangement with Mr. Halpern. All provisions of the agreement are contingent upon the Company's first achieving a total stockholders' equity of $25 million or greater. Under the terms of the arrangement, Mr. Halpern is entitled to receive his then salary and benefits for a maximum of six months from the date he is either terminated without cause or terminates his own employment within ninety days of the Company experiencing a change in control.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 11, 2002 as follows:

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

         The table should be read in conjunction with the information that immediately follows it. The percentages set forth in the table assume 44,396,520 shares of common stock outstanding as of March 11, 2002.


                                            Number of Shares of
                                               Common Stock             Percentage of
Name and Address of Beneficial Owner        Beneficially Owned       Beneficial Ownership
------------------------------------        ------------------       --------------------

WPG Raytheon Software Fund, L.P.                 9,202,838                    20.7%
c/o Weiss, Pecks & Greer, LLC
565 Fifth Avenue, 14th Floor
New York, NY  10017

WPG Institutional Software Fund, L.P.            7,484,961                    16.9%
c/o Weiss, Pecks & Greer, LLC
565 Fifth Avenue, 14th Floor
New York, NY  10017

WPG Software Fund, L.P.                          5,235,730                    11.8%
c/o Weiss, Pecks & Greer, LLC
565 Fifth Avenue, 14th Floor
New York, NY  10017

Gerald R. Alderson (1)                           4,041,332                     9.1%
c/o Wattage Monitor
1475 Terminal Way, Suite B
Reno, NV 89502

Robert H. Lessin (2)                             3,734,120                     8.3%
c/o Wit Capital
826 Broadway, 6th Floor
New York, NY 10003

PurchasePro.com, Inc.                            3,676,471                     8.3%
3291 N. Buffalo Drive
Las Vegas, NV  89129

Stephen D. Klein (3)                             1,385,391                     3.1%
c/o ActiveBuddy, Inc.
24 West 25th Street
New York, NY 10010



                                           Number of Shares of
                                              Common Stock              Percentage of
Name and Address of Beneficial Owner       Beneficially Owned       Beneficial Ownership
------------------------------------       ------------------       --------------------

Jeffrey I. Halpern (4)                            368,500                        *
c/o Wattage Monitor
1475 Terminal Way, Suite B
Reno, NV 89502

Alexander Ellis, III (5)                          342,500                        *
c/o Wattage Monitor
1475 Terminal Way, Suite B
Reno, NV 89502

Christopher M. Hardage (6)                         10,320                        *
c/o Wattage Monitor
1475 Terminal Way, Suite B
Reno, NV 89502

All Officers and Directors (5 persons)          6,148,047                    13.5%

     *  Less than one percent (1.0%)


     (1) Includes an aggregate of 211,421 shares of our common stock underlying outstanding options and warrants.

     (2) Includes 2,216,909 shares of common stock owned directly and 889,760 shares of common stock beneficially owned through RHL Ventures LLC. Also includes 627,451 shares of our common stock underlying outstanding warrants beneficially owned through RHL Ventures LLC. Mr. Lessin is the President and Chief Executive Officer of RHL Ventures.

     (3) Includes an aggregate of 75,392 shares of our common stock underlying outstanding options and warrants owned directly and 29,412 shares of our common stock underlying outstanding warrants beneficially owned through SDK Investments LLC. Mr. Klein is the managing member and the majority investor in SDK Investments LLC.

     (4) Includes 367,500 shares of our common stock underlying outstanding options.

     (5) Includes 342,500 shares of our common stock underlying outstanding options.

     (6) Includes 8,700 shares of our common stock underlying outstanding options.

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

     (b)      Reports on Form 8-K - None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2002.

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

                        /s/ Gerald R. Alderson                  March 25, 2002
                        -------------------------------
                        Gerald R. Alderson, Director, President,
                            Chief Executive Officer and
                            Principal Financial Officer

                        /s/ Stephen D. Klein                    March 25, 2002
                        -------------------------------
                        Stephen D. Klein, Director

                        /s/ Alexander Ellis III                 March 25, 2002
                        -------------------------------
                        Alexander Ellis III, Director

                                  EXHIBIT INDEX

Exhibit
  No.      Description Page
--------   ----------------

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

  3.4* Certificate of Amendment to Amended and Restated Articles of Incorporation of Wattage Monitor as filed with the Secretary of State of the State of Nevada on December 22, 2000 (filed as
           Exhibit 3.4 to Form 10-KSB, filed March 23, 2001).

  4.1* Specimen Common Stock certificate (filed as Exhibit 4.1 to Amendment No. 4 to Form SB-2
           Registration Statement, filed October 13, 1999).

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

                                  EXHIBIT INDEX

Exhibit
  No.      Description Page
--------   ----------------

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

  10.8**   Wattage Monitor 1999 Incentive Compensation Plan, as amended.

  10.9*    Stock Purchase  Agreement by and among Wattage  Monitor Inc.,
           WPG Software Fund, L.P., WPG Raytheon Software Fund, L.P., WPG Institutional Software Fund, L.P. and PurchasePro.com, Inc., dated November 28, 2000 (filed as Exhibit 10.1 to Form S-3, filed November 30, 2000).

  10.10* Stock Purchase Agreement by and among Wattage Monitor Inc., Gerald R. Alderson, Vicki L. Center and Robert E. Forrest, dated December 22, 2000 (filed as Exhibit 10.2 to Form 8-K, filed January 5, 2001).

  10.11* Secured Promissory Note, dated December 22, 2000, between Vicki L. Center as "Maker" and Wattage Monitor Inc. as "Payee" (filed as Exhibit 10.3 to Form 8-K, filed January 5, 2001).

  10.12* Secured Promissory Note, dated December 22, 2000, between Robert E. Forrest as "Maker" and Wattage Monitor Inc. as "Payee" (filed as Exhibit 10.4 to Form 8-K, filed January 5, 2001).

  10.13*   Secured  Promissory Note, dated December 22, 2000,  between Gerald
           R. Alderson as "Maker" and Wattage Monitor Inc. as "Payee" (filed as Exhibit 10.5 to Form 8-K, filed January 5, 2001).

  10.14* Form of Stock Pledge Agreement, dated December 22, 2000 (filed as Exhibit 10.6 to Form 8-K, filed January 5, 2001).

                                  EXHIBIT INDEX

Exhibit
  No.      Description Page
--------   ----------------
  10.15* Warrant to RHL Ventures LLC to purchase 244,118 shares of common stock of Wattage Monitor Inc, dated December 7, 2000 (filed as
           Exhibit 10.16 to Form 10-KSB, filed March 23, 2001).

  10.16* Warrant to Gerald Alderson to purchase 158,088 shares of common stock of Wattage Monitor Inc, dated December 13, 2000 (filed as
           Exhibit 10.17 to Form 10-KSB, filed March 23, 2001).

  10.17* Warrant to Verus Group to purchase 44,118 shares of common stock of Wattage Monitor Inc, dated November 30, 2000 (filed as Exhibit
           10.18 to Form 10-KSB, filed March 23, 2001).

  10.18* Warrant to SDK Investments LLC to purchase 29,412 shares of common stock of Wattage Monitor Inc, dated November 30, 2000 (filed as
           Exhibit 10.19 to Form 10-KSB, filed March 23, 2001).

  10.19* Warrant to Stephen Klein to purchase 22,059 shares of common stock of Wattage Monitor Inc, dated November 30, 2000 (filed as Exhibit
           10.20 to Form 10-KSB, filed March 23, 2001).

  10.20* Warrant to Marousa Dumaresq to purchase 14,706 shares of common stock of Wattage Monitor Inc, dated November 30, 2000 (filed as
           Exhibit 10.21 to Form 10-KSB, filed March 23, 2001).

  10.21* Warrant to Stratosphere International Ltd. to purchase 7,353 shares of common stock of Wattage Monitor Inc, dated November 30, 2000 (filed as Exhibit 10.22 to Form 10-KSB, filed March 23,
           2001).

  10.22* Warrant to Jonathan Cohen to purchase 36,765 shares of common stock of Wattage Monitor Inc, dated December 8, 2000 (filed as
           Exhibit 10.23 to Form 10-KSB, filed March 23, 2001).

  10.23* Loan Agreement by and among Wattage Monitor Inc. "Borrower" and RHL Ventures LLC, Gerald Alderson, Verus Group, SDK Investments LLC, Stephen Klein, Marousa Dumaresq, Stratosphere International Ltd. and Jonathan Cohen, collectively "Lenders" dated November 30, 2000 (filed as Exhibit 10.29 to Form 10-KSB, filed March 23,
           2001).

  10.24* Security Agreement by and among Wattage Monitor Inc. "Debtor" and RHL Ventures LLC, Gerald Alderson, Verus Group, SDK Investments LLC, Stephen Klein, Marousa Dumaresq, Stratosphere International Ltd. and Jonathan Cohen, collectively "Secured Parties" dated November 30, 2000 (filed as Exhibit 10.30 to Form 10-KSB, filed March 23, 2001).

  10.25* Warrant Agreement by and among Wattage Monitor Inc. "Company" and RHL Ventures LLC, Gerald Alderson, Verus Group, SDK Investments LLC, Stephen Klein, Marousa Dumaresq, Stratosphere International Ltd. and Jonathan Cohen, collectively "Lenders" dated November 30, 2000 (filed as Exhibit 10.31 to Form 10-KSB, filed March 23,
           2001).

                                  EXHIBIT INDEX

Exhibit
  No.      Description Page
--------   ----------------

  10.26* Promissory Note between Wattage Monitor Inc. "Borrower" and RHL Ventures LLC, Gerald Alderson, Verus Group, SDK Investments LLC, Stephen Klein, Marousa Dumaresq, Stratosphere International Ltd. and Jonathan Cohen, collectively "Lenders" dated November 30, 2000 (filed as Exhibit 10.32 to Form 10-KSB, filed March 23, 2001).

  10.27**  Severance agreement by and between Wattage Monitor Inc. and Jeffrey
           I. Halpern, dated December 22, 2000.
------------------------------

        * Exhibits designated with an asterisk (*) have previously been filed with the Commission and are incorporated herein by reference to the document referenced in parentheticals following the descriptions of such exhibits.

        ** Filed herewith.