Form 10QSB
period 2002-03-31
WATTAGE MONITOR INC
filed 2002-05-15
CIK 1081255

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-26381

WATTAGE MONITOR INC.
(Name of Small Business Issuer as Specified in Its Charter)

Nevada	86-0882633
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1475 Terminal Way, Suite B, Reno, Nevada 89502
(Address of Principal Executive Offices)

(775) 327-6000
(Issuer Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of May 13, 2002, 44,396,520 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☒  No  ☐

WATTAGE MONITOR INC.

QUARTERLY REPORT ON FORM 10-QSB

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

WATTAGE MONITOR INC.
(a development stage company)

BALANCE SHEET
March 31, 2002

ASSETS
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$708,385
Accounts receivable, net of allowance for doubtful accounts totaling $22,000	8,927
Prepaid expenses	93,603

Total current assets	810,915

PROPERTY AND EQUIPMENT, net	684,608

OTHER ASSETS
Patents and trademarks	36,974
Deposits	18,626

Total other assets	55,600

$1,551,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$41,979
Accrued liabilities	40,448

Total current liabilities	82,427

COMMITMENTS	—

STOCKHOLDERS’ EQUITY
Preferred stock, Series B, convertible; $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 44,396,520 shares issued and outstanding	443,966
Additional paid-in capital	18,828,253
Note receivable issued for common stock	(720,500)
Deficit accumulated during the development stage	(17,083,023)

Total stockholders’ equity	1,468,696

$1,551,123

The accompanying notes are an integral part of this statement.

WATTAGE MONITOR INC.
(a development stage company)

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Cumulative From Inception (July 1, 1997) to March 31, 2002
	2001	2002
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$14,664	$53,625	$150,659
Operating expenses
Operations	$233,428	$70,429	$3,227,061
System development	292,192	128,205	3,127,002
Marketing	253,541	82,694	2,928,714
General and administrative	371,476	418,035	5,264,207
Depreciation and amortization	88,270	121,917	1,123,547

Net loss from operations	(1,224,243)	(767,655)	(15,519,872)

Other income (expense)
Interest expense	—	—	(1,832,421)
Interest and dividend income	59,733	3,853	341,402
Loss on disposal of assets	—	(10,805)	(72,132)

	59,733	(6,952)	(1,563,151)

NET LOSS	$(1,164,510)	$(774,607)	$(17,083,023)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(1.02)

Shares used in computation of basic and diluted loss per share	44,396,520	44,396,250	16,798,463

The accompanying notes are an integral part of these statements.

WATTAGE MONITOR INC.
(a development stage company)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,		Cumulative from Inception (July 1, 1997) to March 31, 2002
	2001	2002
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,164,510)	$(774,607)	$(17,083,023)

Adjustments to reconcile net loss to net cash used in operating activities:
Write off of software license	—	—	184,875
Loss on disposal of assets	—	10,805	72,132
Amortization of discount on debt	—	—	1,760,000
Depreciation and amortization	88,270	121,917	1,123,547
Non-cash stock compensation	—	—	81,815
Changes in:
Accounts receivable	10,275	12,225	(8,927)
Prepaid expenses	(81,040)	(17,967)	(93,602)
Other assets	(18,994)	187	(59,420)
Accounts payable	(451,079)	21,207	(199,342)
Accrued liabilities	15,877	(39,727)	40,448
Accrued interest	(8,124)	—	62,580

Total adjustments	(444,815)	108,647	2,964,106

Net cash used in operating activities	(1,609,325)	(665,960)	(14,118,917)

Cash flows from investing activities:
Acquisitions of property and equipment	(141,763)	(18,220)	(1,822,267)
Proceeds from sale of property and equipment	—	2,245	2,245

Net cash used in investing activities	(141,763)	(15,975)	(1,820,022)

Cash flows from financing activities:
Deferred offering costs	—	—	—
Issuance of membership units	—	—	1,399,710
Issuance of notes payable to related parties	—	—	2,486,000
Payments on notes payable to related parties	—	—	(1,061,000)
Acquisition of Wattage Monitor, Inc.	—	—	2,819,284
Common stock issued	—	—	7,489,230
Series B preferred stock warrants exercised	—	—	3,500,000
Stock options exercised	—	—	14,100

Net cash provided by financing activities	—	—	16,647,324

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,751,088)	(681,935)	708,385
Cash and cash equivalents beginning of period	5,849,057	1,390,320	—

Cash and cash equivalents end of period	$4,097,969	$708,385	$708,385

Supplemental disclosure of non-cash investing and financing activities:
Software license agreement and development Costs included in accounts payable	$—	$—	$373,129

Notes payable converted to common stock	$—	$—	$1,487,580

The accompanying notes are an integral part of these statements.

WATTAGE MONITOR INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2002

NOTE A—Summary of Accounting Policies and Nature of Business

1.    Organization and Nature of Business

WattMonitor LLC was organized by its members on July 1, 1997 in Delaware. On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation), “the Company” acquired all of the membership units of WattMonitor LLC. For accounting purposes, the acquisition is treated as a recapitalization with WattMonitor LLC as the acquirer (a reverse acquisition). The financial statements give retroactive effect to the conversion of members’ equity into common stock to reflect the recapitalization. The Company is a development stage enterprise and provides electrical rate information to commercial and residential consumers nationwide. Revenue comes primarily from: (i) referral fees and commissions charged to electricity suppliers who offer their products and service through the Company, and (ii) business services provided to industry participants through the Company’s ability to develop and host private label web sites, assist with supplier marketing programs and provide customer service implementation (switching) software functionality in states with competition.

2.    Interim Financial Statements

The accompanying financial statements for the three-month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001 included in Form 10-KSB. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other period.

3.    Revenue Recognition

Revenue from referral fees and commissions charged to electricity suppliers (“transaction fees”) are recognized when consumers switch electric service through the Company. Revenue from business services provided to industry participants (“fixed fees”) are recognized in the month in which the service is performed, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

In December 1999, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 101, “Revenue Recognition” (“SAB 101”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

4.    Cash Equivalents

The Company considers all short-term investments with original maturities of ninety days or less to be cash equivalents.

WATTAGE MONITOR INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE A—Summary of Accounting Policies and Nature of Business—(Continued)

5.    Depreciation and Amortization

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

8.    Advertising

The Company expenses advertising costs as incurred.

9.    Use of Estimates

In preparing these financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions. These affect the carrying value of the Company’s assets and liabilities, revenues and expenses during the reporting period and disclosures relating to contingent assets and liabilities. Actual results may differ from these estimates.

WATTAGE MONITOR INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE A—Summary of Accounting Policies and Nature of Business—(Continued)

10.    Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk related thereto.

11.    Income Taxes

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

12.    Fair Value of Financial Instruments

The fair value of financial instruments approximates their carrying amounts.

13.    Basic and Diluted Loss Per Share

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic loss per share is computed using the weighted average number of common shares outstanding, net of shares subject to repurchase, during the period. Retroactive effect was given to common shares issued to members of WattMonitor LLC upon completion of the recapitalization. Dilutive loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation as their effect is antidilutive. Common stock equivalent shares consisted of convertible preferred stock, warrants and stock options. (See Notes D and E).

WATTAGE MONITOR INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE A—Summary of Accounting Policies and Nature of Business—(Continued)

14.    New Accounting Pronouncements

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

•
All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•
Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

•
Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•	Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

•	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company does not believe that SFAS 142 will have a material impact upon adoption.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposition of Long Lived Assets. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations—Reporting the Effect of Disposals on a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a business segment. This statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of business to be disposed of. The provisions of this Statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. We are currently evaluating the impact of the adoption of SFAS 144 but do not expect its impact to be material to the Company’s financial position or results of operations.

WATTAGE MONITOR INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE B—Realization of Assets

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued during the unaudited quarter ending March 31, 2002. In addition, the Company has used rather than provided, cash in its operations. At March 31, 2002, the Company does not have cash sufficient to support operations for a full year.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which is in turn dependent upon the Company’s ability to generate significant revenue or obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In its efforts to ensure the Company’s continuing operations, Management has taken steps it believes are sufficient to provide the Company with the ability to continue in existence. Management has substantially reduced the Company’s operating expenditures and begun pursuing additional financing opportunities. Specifically, during the quarter ending March 31, 2002, the Company has reduced its monthly recurring operating expenditures by approximately 50%. While this positively affects the Company’s ability to continue operations, the Company believes it must obtain additional financing to operate through the next twelve months. There is no assurance that such financing will be available or available at terms acceptable to the Company.

WATTAGE MONITOR INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE C—Property and Equipment

Property and equipment consisted of the following at March 31, 2002:

		Lives
Furniture and equipment	$232,100	5-7 years
Software	1,373,532	3 years

	1,605,632
Less accumulated depreciation and amortization	(921,024)

	$684,608

NOTE D—Stockholders’ Equity (Deficit)

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

WATTAGE MONITOR INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE D—Stockholders’ Equity (Deficit)—(Continued)

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

The 2,750,000 shares issued to certain stockholders are subject to the Company’s right to repurchase them, exercisable solely at its discretion, at the price at which they were sold if a purchasing employee’s employment is terminated for any reason before the end of the repurchase period. The Company can repurchase a percentage of the purchaser shares equal to a fraction, the numerator which is the difference between the repurchase period and the number of whole months passed since the date of the Purchase Agreement and the denominator of which shall be the repurchase period. The repurchase period was 48 months for one employee who purchased 2,500,000 shares. The repurchase period was 12 months for the remaining two employees who purchased an aggregate of 250,000 shares. Generally accepted accounting principles require that stock issued in exchange for a non-recourse note be treated as a stock option and be accounted for accordingly.

NOTE E—Contingent Membership Interests/Stock Options

Contingent membership interests in an LLC are similar to stock options in a corporation. Pursuant to a formal plan, the Board granted various employees and other individuals contributing to the success of the organization, contingent membership interests. In conjunction with the recapitalization, all such contingent membership interests were exchanged for stock options under Wattage Monitor Inc.’s incentive stock option plan. The plan allows for 8,989,980 shares of common stock to be granted. In the three months prior to the recapitalization, Wattage Monitor issued employee stock options totaling 370,000 exercisable at $1.00 per share. Compensation expense related thereto was immaterial.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options.

WATTAGE MONITOR INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE E—Contingent Membership Interests/Stock Options—(Continued)

Presented below is a summary of the status of the Company’s stock options and the related transactions.

		Weighted Average Exercise Price
Balance at December 31, 2001	6,877,200	$0.44
Granted	0	0.00
Forfeited/expired	(105,900)	1.21

Balance at March 31, 2002	6,771,300	$0.43

NOTE F—Employee Benefit Plans

The Company adopted a 401(k) retirement plan (the “plan”) effective January 1, 1998, which provides for employee salary deferrals limited to 25% of a participant’s compensation and for discretionary Company contributions. The plan year ends on December 31st. The plan covers employees who have completed one month of service and have attained the minimum age requirement, as defined in the plan.

NOTE G—Lease Commitments

The Company leases its office space and certain computer equipment under operating leases, which expire through 2003. The Company has options to extend the leases for additional lease periods. The leases require monthly rental payments of approximately $14,000.

WATTAGE MONITOR INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE H—Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through March 31, 2002.

The following table sets forth the primary components of deferred tax assets:

Net operating loss carryforwards	$4,652,866
Difference between book and tax basis of property	150,000
Nondeductible reserves	10,500

Gross deferred tax assets	4,813,366
Valuation allowance	(4,813,366)

$—

At March 31, 2002, the Company fully reserved its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At March 31, 2002, the Company had approximately $13.7 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2012. The utilization of the net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

Item 2.     Management Discussion and Analysis of Financial Condition and Results of Operations

As of May 1, 2002, we had approximately $575,000 of cash in our accounts. At today expenditure levels, that will carry us in to the second half of 2002. However, during the second quarter we intend to further reduce our monthly expenditures, to approximately $50,000 per month, for the reasons discussed below but principally related to a slowly evolving competitive electric market in Texas. Achieving this lower expenditure level will mean eliminating the costs of maintaining our publicly available web site (www.wattagemonitor.com) and associated specialty sites. Once we have achieved this lower monthly expenditure level we will concentrate our efforts on our agency activities through which we offer, as an agent, to purchase electricity for commercial and residential customers. Assuming we are able to achieve the targeted monthly expenditure level of $50,000 per month, our remaining cash resources are expected to carry us through the first quarter of 2003 by which time we hope to have demonstrated our ability to support our activities through agency relationships. In their report on our financial statements for the year ended December 31, 2001, our auditors expressed significant doubt about our ability to continue as a going concern.

The most recent state to introduce electric competition (choice) was Texas. Consumers of electricity there gained the right to choose a competitive supplier in January of this year. While Texas was expected to demonstrate the benefits “doing competition right” as officials there described it (they indicated that such would be the case because they had learned from the mistakes made by other states and had avoided them in structuring the competitive market in Texas), in practice the market in Texas has been as disappointingly ineffective as proved to be the case elsewhere.

While the factors that led to a disappointing market in Texas are numerous, three stand out as major contributors to this result. The first of these occurred immediately before the market opened in January. It was the bankruptcy filing of Enron in the fourth quarter of 2001 and the related publicity. Two largely psychological consequences of Enron’s failure combined with two largely economic ones to severely dampen the market’s acceptance of electric competition. The psychological consequences were 1) to drive home to potential participants in the competitive market the fear that if you chose a competing supplier; that supplier could fail leaving you without an electric supplier; and, 2) Enron, headquartered in Texas, had been the dominant voice urging public officials to adopt market based policies and were thus a major catalyst driving public policy. That voice is now virtually non-existent in public forums and no other party has come forward with either the resources or inclination to replace Enron’s efforts. The economic consequences had an adverse effect on both the wholesale electric market (an active wholesale market is required to create the liquidity of supply that retailers need to participate in the market) and the retail one. With Enron’s collapse, the wholesale market lost the largest trader of electricity and hence much liquidity. In the retail market, an Enron retail affiliate, New Power, was expected to play a major role in driving competition. New Power has been an important retail participant in all other states that have adopted competition. New Power restricted its activities greatly as the consequences of the loss of Enron’s support—first announcing an agreement to be acquired by a large, European utility, an acquisition it claimed was necessary if it was to avoid running out of cash and, on April 25, 2002, after the acquisition had fallen through, ending all activities to attract additional, new customers in Texas.

A second major negative has been the evolving understanding that Texas, like all states that preceded it in the adoption of electric competition, was not ready to effectively implement competition. Implementing electric competition requires a variety of new operating systems, automated communication between market participants, power delivery and control, new approaches to billing consumers, a coordinated system of customer account and information, etc. By mid-January it was clear that in Texas these systems were not working adequately to support an active, competitive market. One direct consequence, which continues to this day, was a decision by the state to delay planned advertising and other consumer education efforts in the fear that such efforts would spur consumer switching which the systems could not then handle. The inadequacy of an effective implementation capability also led to numerous newspaper articles and television and radio coverage of consumer switching horror stories

(weeks without electricity, etc.) which created a fear on the part of many consumers and led them not to participate in the market.

A third major negative in the development of the Texas market has been a tepid response, little interest in competing aggressively, by market based suppliers. Before the market even opened, Shell, which had participated in the pilot market in Texas and had announced its intention to be a full-scale participant in January, withdrew. In doing so it cited the structure of the market established by regulators, its fragmentation and the stranded cost recovery allowed incumbents—all of which contributed to making the competitive pricing and marketing programs which Shell thought to be necessary to its success, unlikely or unfeasible. In addition to all suppliers facing the consequences of policy decisions that caused Shell to withdraw, the factors noted above, particularly Enron’s absence in the wholesale market and its implications for the supply of electricity and the eventual withdrawal of all marketing efforts by New Power, further contributed to weak supplier participation. The withdrawal of New Power was particularly consequential to us because over half of all switching through our system in the first quarter was by consumers choosing New Power.

Because the experience in Texas so clearly parallels that of other states, we can no longer reasonably expect, in the foreseeable future, to generate revenue sufficient to cover the expenses of providing our base information and switching service. Accordingly, we have concluded that the actions described in the first paragraph above, offer our best chance to survive as an operating entity. Accordingly, the changes described above to our operating activities are, we believe, consistent with a less active competitive electricity market.

Results of Operations—Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

Revenue for the three months ended March 31, 2002 rose 266% over revenue for the same period of 2001, from $14,664 to $53,625. The majority of our revenue is earned under our “Powered by WM” relationships through the provision of consulting and hosting services. Our other revenue source is earned through transaction fees paid when consumers and businesses switch electric service through our site which were negligible for both the three month periods ending March 31, 2001 and 2002. Interest and dividend income was $3,853 for the 2002 quarter, down 94% from $59,733 for the same period of 2001 as a result of lower cash balances in our interest bearing accounts.

Operating expenditures were consistent with our plans for both three-month periods. For the three months ended March 31, 2001 our operating expenditures were $1,238,907, or $412,969 per month, while our operating expenditures were $821,280, or $273,760 per month for the three months ended March 31, 2002. After removing depreciation and amortization, monthly expenditures for the 2001 quarter were $383,546 vs. $233,121 for the 2002 quarter. This approximately 39% reduction was driven primarily by the continuing scaling down of the business as a direct result of the market conditions described above.

Monthly expenditures of our operations group averaged approximately $23,476 per month for the three months ended March 31, 2002, vs. an average of approximately $77,809 for the same period of 2001. This 70% reduction was driven by continued staff reductions in response to slower market activity in the Pennsylvania, Ohio and Texas markets.

System development expenditures averaged approximately $42,735 per month for the quarter ended March 31, 2002, vs. approximately $97,397 per month for the 2001 quarter. This roughly 56% decrease was driven by the continued staff reductions for lower development and support requirements of our “Powered By WM” business and lower transaction volumes for consumer switching.

Expenditures supporting our marketing efforts declined 67% across the two three-month periods. Monthly expenditures averaged approximately $27,565 in the 2002 quarter, vs. an average of approximately $84,514 for the 2001 period. The decline in our marketing spending was the result of a reduction in sales and marketing staff required to pursue our various revenue opportunities.

Monthly general and administrative expenses for the three-month period of 2002 averaged approximately $139,345, vs. approximately $123,825 for the same period of 2001. In the first quarter, we expensed a $200,000 severance payment to the Company’s President. The severance payment was funded in conjunction with an agreement to reduce his annual compensation. The funds are under his control.

Depreciation and amortization expense averaged approximately $40,639 per month for the three months ended March 31, 2002, vs. approximately $29,423 per month for the same period of 2001. This 38% increase was the result of amortization of development costs related to the latest release/version of our web site, WM v3.0, launched in the first half of 2001.

PART II—OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits—None.

(b)  Reports on Form 8-K—None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTAGE MONITOR INC.

By:	/s/ GERALD R. ALDERSON
Gerald R. Alderson President, Chief Executive Officer
Date: May 15, 2002