Form 10QSB
period 2002-06-30
WATTAGE MONITOR INC
filed 2002-08-13
CIK 1081255

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

(775) 327-6015
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

       Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

       As of August 1, 2002, 44,396,520 shares of common stock of the issuer were outstanding.

       Transitional Small Business Disclosure Format (check one):       Yes ☐ No ☒

Wattage Monitor Inc.
Quarterly Report on Form 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wattage Monitor Inc.
(a development stage company)

BALANCE SHEET

June 30, 2002

(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$395,930
Accounts receivable, net of allowance for doubtful accounts totaling $22,000	6,378
Prepaid expenses	59,588

Total current assets	461,896

PROPERTY AND EQUIPMENT, net	34,052

OTHER ASSETS
Deposits	18,626

Total other assets	18,626

$514,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,891
Accrued liabilities	18,296

Total current liabilities	28,187

COMMITMENTS	–

STOCKHOLDERS’ EQUITY
Preferred stock, Series B, convertible; $0.01 par value, 5,000,000 shares authorized, no shares
issued and outstanding	–
Common stock, $0.01 par value, 75,000,000 shares authorized, 44,396,520 shares issued and
outstanding	443,966
Additional paid-in capital	18,828,253
Note receivable issued for common stock	(720,500)
Deficit accumulated during the development stage	(18,065,332)

Total stockholders’ equity	486,387

$514,574

The accompanying notes are an integral part of this statement.

Wattage Monitor Inc.
(a development stage company)

STATEMENTS OF OPERATIONS

					Cumulative
	Three Months Ended		Six Months Ended		from Inception
	June 30,		June 30,		(July 1, 1997) to
	2001	2002	2001	2002	June 30, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$16,346	$625	$31,010	$54,250	$151,284

Operating expenses
Operations	$227,734	$20,849	$461,162	$91,278	$3,247,910
System development	277,735	81,431	569,927	209,636	3,208,433
Marketing	288,585	52,955	542,126	135,649	2,981,669
General and administrative	386,391	147,874	757,867	565,909	5,412,081
Depreciation and amortization	121,289	116,441	209,559	238,358	1,239,988
Impairment loss on assets	–	517,861	–	517,861	517,861

Net loss from operations	(1,285,388)	(936,786)	(2,509,631)	(1,704,441)	(16,456,658)

Other income (expense)
Interest expense	–	–	–	–	(1,832,421)
Interest and dividend income	43,404	2,416	103,137	6,269	343,818
Loss on disposal of assets	–	(47,939)	–	(58,744)	(120,071)

	43,404	(45,523)	103,137	(52,475)	(1,608,674)

NET LOSS	$(1,241,984)	$(982,309)	$(2,406,494)	$(1,756,916)	$(18,065,332)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.05)	$(0.04)	$(0.89)

Shares used in computation of basic and diluted loss per share	44,396,520	44,396,520	44,396,520	44,396,520	20,390,855

The accompanying notes are an integral part of these statements.

Wattage Monitor Inc.
(a development stage company)

STATEMENTS OF CASH FLOWS

			Cumulative
			from Inception
	Six Months Ended June 30,		(July 1, 1997) to
	2001	2002	June 30, 2002

	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,406,494)	$(1,756,916)	$(18,065,332)

Adjustments to reconcile net loss to net cash used in operating activities:
Write off of software license	–	–	184,875
Loss on disposal of assets	–	58,744	120,071
Impairment loss on assets	–	517,861	517,861
Amortization of discount on debt	–	–	1,760,000
Depreciation and amortization	209,559	238,358	1,239,988
Non-cash stock compensation	–	–	81,815
Changes in:
Accounts receivable	6,609	14,774	(6,378)
Prepaid expenses	(94,366)	16,048	(59,587)
Other assets	(10,463)	(1,119)	(60,726)
Accounts payable	(494,835)	(10,881)	(231,430)
Accrued liabilities	(9,647)	(61,879)	18,296
Accrued interest	(8,124)	–	62,580

Total adjustments	(401,267)	771,906	3,627,365

Net cash used in operating activities	(2,807,761)	(985,010)	(14,437,967)

Cash flows from investing activities:
Acquisitions of property and equipment	(204,760)	(18,220)	(1,822,267)
Proceeds from sale of property and equipment	–	8,840	8,840

Net cash used in investing activities	(204,760)	(9,380)	(1,813,427)

Cash flows from financing activities:
Deferred offering costs	–	–	–
Issuance of membership units	–	–	1,399,710
Issuance of notes payable to related parties	–	–	2,486,000
Payments on notes payable to related parties	–	–	(1,061,000)
Acquisition of Wattage Monitor, Inc.	–	–	2,819,284
Common stock issued	–	–	7,489,230
Series B preferred stock warrants exercised	–	–	3,500,000
Stock options exercised	–	–	14,100

Net cash provided by financing activities	–	–	16,647,324

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(3,012,521)	(994,390)	395,930

Cash and cash equivalents beginning of period	5,849,057	1,390,320	–

Cash and cash equivalents end of period	$2,836,536	$395,930	$395,930

Supplemental disclosure of non-cash investing and financing activities:
Software license agreement and development costs included in accounts payable	$–	$–	$373,129

Notes payable converted to common stock	$–	$–	$1,487,580

The accompanying notes are an integral part of these statements.

Wattage Monitor Inc.
(a development stage company)

Notes to Financial Statements
June 30, 2002

NOTE A – Summary of Accounting Policies and Nature of Business

1.   Organization and Nature of Business

          WattMonitor LLC was organized by its members on July 1, 1997 in Delaware. On February 26, 1999, Wattage Monitor Inc. (a Nevada corporation), “the Company” acquired all of the membership units of WattMonitor LLC. For accounting purposes, the acquisition is treated as a recapitalization with WattMonitor LLC as the acquirer (a reverse acquisition). The financial statements give retroactive effect to the conversion of members’ equity into common stock to reflect the recapitalization. The Company is a development stage enterprise and provides electrical rate information to commercial and residential consumers nationwide. At June 30, 2002, the Company had effectively ceased operations and terminated substantially all employees in an effort to preserve its assets in order that it may become active again should a competitive electricity market evolve. Revenue has primarily come from: (i) referral fees and commissions charged to electricity suppliers who offer their products and service through the Company, and (ii) business services provided to industry participants through the Company’s ability to develop and host private label web sites, assist with supplier marketing programs and provide customer service implementation (switching) software functionality in states with competition.

2.   Interim Financial Statements

          The accompanying financial statements for the three-month and six-month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001 included in Form 10-KSB. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other period.

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

Wattage Monitor Inc.
(a development stage company)

Notes to Financial Statements – (Continued)

NOTE A – Summary of Accounting Policies and Nature of Business – (Continued)

5.   Depreciation and Amortization

          Depreciation and amortization sufficient to relate the cost of depreciable assets to operations over their estimated service lives is provided using the straight-line method of depreciation.

6.   Software License and Development Costs

          The Company has entered into several software license agreements to enable customers to access information and order services provided via the internet. Some of these agreements require the Company to pay an annual maintenance fee. Additionally, the Company incurs software development costs to tailor such software to its specific requirements. Such customization costs when internally incurred or purchased from third parties are capitalized until the project is substantially complete and ready for its intended use. License and development costs are amortized straight-line over three years while maintenance fees are charged to expense ratably over the contract period. Management has evaluated its software development costs in accordance with SFAS 144, Accounting for the Impairment or Disposition of Long Lived Assets, and has recorded an impairment loss based on this evaluation. See Note C for further discussion.

7.   Patents and Trademarks

          The Company has applied for trademarks to limit the use by others of WM, Wattage Monitor, Kilowatt Monitor, WattMonitor and ElectricEye. In 2000, the Company received certificates of registration from the U.S. Patent and Trademark Office for WM and Wattage Monitor. In 2001, the Company received a certificate of registration from the US Patent and Trademark Office for ElectricEye. Trademark expenses are amortized on the straight-line method over fifteen years. Management has evaluated its patent and trademark costs in accordance with SFAS 144, Accounting for the Impairment or Disposition of Long Lived Assets, and has recorded an impairment loss based on this evaluation. See Note C for further discussion.

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

Wattage Monitor Inc.
(a development stage company)

Notes to Financial Statements – (Continued)

NOTE A – Summary of Accounting Policies and Nature of Business – (Continued)

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

Wattage Monitor Inc.
(a development stage company)

Notes to Financial Statements – (Continued)

NOTE B – Realization of Assets

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued during the unaudited quarter ending June 30, 2002. In addition, the Company has used rather than provided, cash in its operations. At June 30, 2002, the Company does not have cash sufficient to support operations for a full year.

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

          Management has taken steps it believes are sufficient to provide the Company with the ability to continue in existence. Management has substantially ceased operations in an effort to preserve its assets in order that it may become active again should a competitive electricity market evolve. Management has substantially reduced the Company’s operating expenditures and begun pursuing additional financing opportunities. Specifically, during the quarter ending June 30, 2002, the Company has reduced its monthly recurring operating expenditures by approximately 74% versus the second quarter of 2001. While this positively affects the Company’s ability to continue operations, the Company believes it must obtain additional financing to operate through the next twelve months. There is no assurance that such financing will be available or available at terms acceptable to the Company.

NOTE C – Impairment Loss on Assets

          During the second quarter, the Company evaluated and recorded an impairment loss totaling $517,861 relating to capitalized software development costs and capitalized patent and trademark costs. The Company does not expect to generate any revenue in the foreseeable future from the software development costs or from the patents and trademarks. In addition, due to the nature of the software and the trademarks and lack of competition in the electricity market, the Company does not expect to find a buyer for the software or the trademarks in the foreseeable future. Therefore, an impairment loss has been recorded in the amount noted above and the Company is no longer carrying any of these capitalized costs on the balance sheet.

NOTE D – Property and Equipment

          Property and equipment consisted of the following at June 30, 2002:

		Lives

Furniture and equipment	$101,168	5-7 years
Less accumulated depreciation	(67,116)

	$ 34,052

Wattage Monitor Inc.
(a development stage company)

Notes to Financial Statements – (Continued)

NOTE E – Stockholders’ Equity (Deficit)

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

Wattage Monitor Inc.
(a development stage company)

Notes to Financial Statements – (Continued)

NOTE E – Stockholders’ Equity (Deficit) – (Continued)

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

NOTE F – Contingent Membership Interests/Stock Options

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

          Presented below is a summary of the status of the Company’s stock options and the related transactions.

		Weighted Average Exercise Price

Balance at December 31, 2001	6,877,200	$0.44
Granted	0	0.00
Forfeited/expired	(105,900)	1.21

Balance at June 30, 2002	6,771,300	$0.43

Wattage Monitor Inc.
(a development stage company)

Notes to Financial Statements – (Continued)

NOTE G – Employee Benefit Plans

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

NOTE H – Lease Commitments

          The Company leases its office space and certain computer equipment under operating leases, which expire through 2003. The Company has options to extend the leases for additional lease periods. The leases require monthly rental payments of approximately $8,000.

Wattage Monitor Inc.
(a development stage company)

Notes to Financial Statements – (Continued)

NOTE I – Income Taxes

          No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through June 30, 2002.

          The following table sets forth the primary components of deferred tax assets:

Net operating loss carryforwards	$4,828,000
Difference between book and tax basis of property	170,000
Nondeductible reserves	10,500

Gross deferred tax assets	5,008,500
Valuation allowance	(5,008,500)

$–

          At June 30, 2002, the Company fully reserved its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At June 30, 2002, the Company had approximately $14.2 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire beginning in 2012. The utilization of the net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          By the end of the second quarter of 2002 we had effectively ceased operations, terminated substantially all employees, and were devoting our remaining efforts primarily to winding up the Company’s affairs without a court ordered bankruptcy or liquidation proceeding. We are doing so in the belief that, if we can be successful in this effort without such a proceeding, we will be able to preserve our intellectual property, software and other intangible assets. Some or all of these might be necessary, useful or convenient to the reintroduction of our consumer service if and when an active, competitive electricity market evolves in the United States. Please note that in their report on our financial statements for the year ended December 31, 2001, our auditors expressed significant doubt about our ability to continue as a going concern.

          During the second quarter, the Company evaluated and recorded an impairment loss totaling $517,861 relating to capitalized software development costs and capitalized patent and trademark costs. The Company does not expect to generate any revenue in the foreseeable future from the software development costs or from the patents and trademarks. In addition, due to the nature of the software and the trademarks and lack of competition in the electricity market, the Company does not expect to find a buyer for the software or the trademarks in the foreseeable future. Therefore, an impairment loss has been recorded in the amount noted above and the Company is no longer carrying any of these capitalized costs on the balance sheet.

          As of August 1, 2002, we had approximately $350,000 of cash in our accounts. Various third parties have indicated that they have or intend to make claims for roughly three times that amount although we do not believe all such claims are valid. While we continue to seek buyers for individual assets (or all assets for that matter), we do not believe that such efforts will result in a material increase in our cash position.

          The decision to cease operations was principally the result of market conditions in Texas, the most recent state to institute some form of competition for its electricity industry (choice). Consumers of electricity there gained the right to choose a competitive supplier in January of 2002. Texas was expected to demonstrate the benefits of “doing competition right” as officials there described it. They indicated publicly that such would be the case because they had learned from the mistakes made by other states and had avoided them in structuring the competitive market in Texas. In practice the market in Texas, at least to date, has been as disappointingly ineffective as proved to be the case in all other states that adopted some form of electricity competition.

          While the factors that led to a disappointing market conditions in Texas are numerous, some stand out as particularly major contributors to this end result. The first of these occurred immediately before the market opened in January. It was the bankruptcy filing of Enron in the fourth quarter of 2001 and the related publicity. Two largely psychological consequences of Enron’s failure combined with two largely economic ones to severely dampen the market’s acceptance of electric competition. The psychological consequences were 1) to drive home to potential participants in the competitive market the fear that if you chose a competing supplier; that supplier could fail leaving you without an electricity supplier; and, 2) Enron, headquartered in Texas, had been the dominant voice urging public officials to adopt effective market based policies; as such they were thus a major catalyst influencing public policy. That voice is now virtually non-existent in public forums and no other party has come forward with either the resources or inclination to replace Enron’s competitive market advocacy efforts. As a result, when the Texas market did not evolve as anticipated suggesting that changes to the market structure adopted by regulators were necessary, there was no active advocate for such reforms. The economic consequences of Enron’s bankruptcy had an adverse effect on both the wholesale electric market (an active wholesale market is required to create the liquidity of supply that retailers need to participate in the market) and the retail one. With Enron’s collapse, the wholesale market lost the largest trader of electricity and hence much liquidity. In the retail market, an Enron retail affiliate, New Power, was expected to play a major role in driving competition.

          New Power has been an important retail participant in all states that had previously adopted competition. New Power restricted its activities greatly in Texas, as compared to its approach in other states. It apparently did so as the consequences of the loss of Enron’s support. Several months after competition began in Texas, New Power announced an agreement to be acquired by a large, European utility, an acquisition it claimed was necessary if it was to avoid running out of cash. On April 25, 2002, after that acquisition had fallen through, New Power ended all activities to attract new customers in Texas. Finally, on June 12, 2002, New Power, in a series of transactions taken under the auspices of the regulatory authorities, returned all its remaining electricity customers to other market participants and ceased operating in Texas. While insufficient to sustain our business, our experience was that more than half of all consumers using our internet site to select a new supplier chose New Power. Clearly the loss of such a market participant was the final blow in an already weak market.

          Another major negative to the market’s effective development has been the evolving understanding that Texas, like all states that preceded it in the adoption of electric competition, was not ready to effectively implement competition. Implementing electric competition requires a variety of new operating systems, automated communication between market participants, power delivery and control, new approaches to billing consumers, a coordinated system of customer account and information, etc. By mid-January it was clear that in Texas these systems were not working adequately to support an active, competitive market. One direct consequence was a decision by the state to delay planned advertising and other consumer education efforts in the fear that such efforts would spur consumer switching which the systems could not then handle. Another consequence of the inadequacy of an effective implementation capability was a spate of media articles relating consumer “horror stories” regarding the experience of some who had tried to switch (“Weeks Without Electricity”, “Learning to Live in the Dark”, etc.). This further dampened interest in market participation.

          An additional major negative in the development of the Texas market has been the little interest shown by market participants in competing aggressively. Before the market even opened, Shell, which had participated in the pilot market in Texas and had announced its intention to be a full-scale participant when the market opened in January, withdrew. In doing so, it cited the structure of the market established by regulators, the market’s high fragmentation and the stranded cost recovery allowed incumbents as contributing factors which made the competitive pricing and marketing programs which Shell thought to be necessary to its success, unlikely, not implementable or unfeasible. Of course, all suppliers, including those that remained in the market faced the consequences of policy decisions that caused Shell to withdraw, diluting their chance of success. The factors noted above, particularly Enron’s absence in the wholesale market and its implications for the supply of electricity and the eventual withdrawal by New Power, further contributed to weak supplier participation.

          The final noteworthy contributing factor to a weak market in Texas was the absence of significant savings opportunities for consumers. In part because of the market structures adopted in Texas, in part because of rate reductions allowed existing regulated entities while simultaneously providing for their recovery of certain historically incurred costs, and in part due to conditions in the wholesale market, market participants all adopted, or concluded they were forced to adopt, essentially similar pricing structures. Since large savings were not available to consumers through market participation, they saw no reason to switch. Of course, active switching was required if we were to have the opportunity to be successful.

          Because the experience in Texas so clearly parallels that of other states, we concluded that we can no longer reasonably expect, in the foreseeable future, to generate revenue sufficient to cover the expenses of providing our information and switching service. Accordingly, we concluded that the actions described in the first paragraph above, offered our best chance in the long run to preserve any value for our shareholders.

          Of course, we expect to further reduce to the bare minimum or eliminate all expenses in order to preserve the corporate entity in order to see if, at some future date when market conditions warrant, we can reintroduce our service. Of particular note to stockholders is the expectation that, now that we have ceased operations, we will in due course eliminate the costs associated with maintaining our status as a public company.

Results of Operations – Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

          Revenue for the three months ended June 30, 2002 declined 96% over revenue for the same period of 2001, from $16,346 to $625 reflecting the cessation of operations described above. The majority of our revenue was earned under our “Powered by WM” relationships through the provision of consulting and hosting services. Our other revenue source was earned through transaction fees paid when consumers and businesses switch electric service through our site which were negligible for both the three month periods ending June 30, 2001 and 2002. Interest and dividend income was $2,416 for the 2002 quarter, down 94% from $43,404 for the same period of 2001 as a result of lower cash balances in our interest bearing accounts.

          For the three months ended June 30, 2001 our operating expenditures were $1,301,734, or $433,911 per month, while our operating expenditures were $937,411, or $312,470 per month for the three months ended June 30, 2002. After removing depreciation, amortization and the impairment loss on assets, monthly expenditures for the 2001 quarter were $393,482 vs. $101,036 for the 2002 quarter. This approximately 74% reduction was driven primarily by the continuing scaling down of the business as a direct result of the market conditions described above.

          Monthly expenditures of our operations group averaged approximately $6,950 per month for the three months ended June 30, 2002, vs. an average of approximately $75,911 for the same period of 2001. This 91% reduction was driven by continued staff reductions in response to slower market activity in the Pennsylvania, Ohio and Texas markets.

          System development expenditures averaged approximately $27,144 per month for the quarter ended June 30, 2002, vs. approximately $92,578 per month for the 2001 quarter. This roughly 71% decrease was driven by the continued staff reductions for lower development and support requirements of our “Powered By WM” business and lower transaction volumes for consumer switching.

          Expenditures supporting our marketing efforts declined 82% across the two three-month periods. Monthly expenditures averaged approximately $17,652 in the 2002 quarter, vs. an average of approximately $96,195 for the 2001 period. The decline in our marketing spending was the result of a reduction in sales and marketing staff required to pursue our various revenue opportunities.

          Monthly general and administrative expenses for the three-month period of 2002 averaged approximately $49,291, vs. approximately $128,797 for the same period of 2001. This 62% reduction was the result of the continued staffing reductions and lower occupancy costs due to regional office closures.

          Depreciation and amortization expense averaged approximately $38,814 per month for the three months ended June 30, 2002, vs. approximately $40,430 per month for the same period of 2001. This 4% decline was the result of a lower level of assets as some assets were sold during the 2002 quarter.

          During the three months ending June 30, 2002, we incurred a charge of $47,939 reflecting the loss on the disposal of assets during the period. As part of our downsizing, we sold off a substantial number of assets including furniture and computer equipment. We are continuing our efforts to sell some remaining computers.

          During the three months ending June 30, 2002, we incurred a charge of $517,861 reflecting the impairment loss on assets. As part of our cessation of operations described above, we have written off all remaining capitalized software development, patent and trademark costs. After this charge, there are no remaining development or patent and trademark costs on our balance sheet.

Results of Operations – Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

          Revenue for the six months ended June 30, 2002 increased 75% over revenue for the same period of 2001, from $31,010 to $54,250 reflecting the increased “Powered by WM” revenue earned during the first quarter of 2002. However, this positive trend will not continue due to our cessation of operations. The majority of our revenue was earned under our “Powered by WM” relationships through the provision of consulting and hosting services. Our other revenue source was earned through transaction fees paid when consumers and businesses switch electric service through our site which were negligible for both the six month periods ending June 30, 2001 and 2002. Interest and dividend income was $6,269 for the 2002 period, down 94% from $103,137 for the same period of 2001 as a result of lower cash balances in our interest bearing accounts.

          For the six months ended June 30, 2001 our operating expenditures were $2,540,641, or $423,440 per month, while our operating expenditures were $1,758,691, or $293,115 per month for the six months ended June 30, 2002. After removing depreciation, amortization, and the impairment loss on assets, monthly expenditures for the 2001 half were $388,514 vs. $167,079 for the 2002 half. This approximately 57% reduction was driven primarily by the continuing scaling down of the business as a direct result of the market conditions described above.

          Monthly expenditures of our operations group averaged approximately $15,213 per month for the six months ended June 30, 2002, vs. an average of approximately $76,860 for the same period of 2001. This 80% reduction was driven by continued staff reductions in response to slower market activity in the Pennsylvania, Ohio and Texas markets.

          System development expenditures averaged approximately $34,939 per month for the six months ended June 30, 2002, vs. approximately $94,988 per month for the 2001 half. This 63% decrease was driven by the continued staff reductions for lower development and support requirements of our “Powered By WM” business and lower transaction volumes for consumer switching.

          Expenditures supporting our marketing efforts declined 75% across the two six-month periods. Monthly expenditures averaged approximately $22,608 in the 2002 half, vs. an average of approximately $90,354 for the 2001 period. The decline in our marketing spending was the result of a reduction in sales and marketing staff required to pursue our various revenue opportunities.

          Monthly general and administrative expenses for the six-month period of 2002 averaged approximately $94,318, vs. approximately $126,311 for the same period of 2001. This 25% reduction was the result of the continued staffing reductions and lower occupancy costs due to regional office closures.

          Depreciation and amortization expense averaged approximately $39,726 per month for the six months ended June 30, 2002, vs. approximately $34,927 per month for the same period of 2001. This 14% increase was the result of the continued amortization of development costs related to the latest release/version of our web site, WM v3.0, launched in the first half of 2001.

          During the six months ending June 30, 2002, we incurred a charge of $58,744 reflecting the loss on the disposal of assets during the period. As part of our downsizing, we have sold off a substantial number of assets including furniture and computer equipment. We are continuing our efforts to sell the remaining computers.

          During the six months ending June 30, 2002, we incurred a charge of $517,861 reflecting the impairment loss on assets. As part of our cessation of operations described above, we have written off all remaining capitalized software development, patent and trademark costs. After this charge, there are no remaining development or patent and trademark costs on our balance sheet.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits – 99.1 – Certification of Chief Executive Officer of Wattage Monitor Inc.

          (b) Reports on Form 8-K – None.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATTAGE MONITOR INC.
Date: August 12, 2002	By: /s/ Gerald R. Alderson Gerald R. Alderson President, Chief Executive Officer